Form 10QSB
period 1996-02-29
METRO GLOBAL MEDIA INC
filed 1996-06-26
CIK 838803

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

/X/     QUARTERLY REPORT UNDER SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

        For the quarterly period ended February 29, 1996
                                       -----------------

/ /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT

        For the transition period from __________________ to __________________

                         Commission file number 0-21634
                                               --------

                            Metro Global Media, Inc.
                            ------------------------
       (Exact name of small business issuer as specified in its chapter)


          Florida                                         65-0025871
- -------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



                1060 PARK AVENUE, CRANSTON, RHODE ISLAND  02910
                -----------------------------------------------
                    (Address of principal executive offices)

                                 (401) 942-7876
                                 --------------
                          (Issuer's telephone number)

                         South Pointe Enterprises, Inc.
                         ------------------------------
            (Former name, former address and former fiscal year,
                         if changed since last year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No
                                                              ---     ---

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes     No
                                                ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,473,034 as of April 29, 1996

PART I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Balance Sheets.....................................................   F-1
        Statements of Income...............................................   F-2
        Statements of Cash Flow............................................   F-3
        Statements of Cash Flow (continued)................................   F-4
        Notes to Condensed Consolidated Financial Statements...............   F-5 - F-7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FOR THE THREE MONTHS ENDED FEBRUARY 29, 1996 VERSUS THREE MONTHS ENDED FEBRUARY 28, 1995

        Total revenues decreased $740,023 to $4,034,143 during the three months ended February 29, 1996 from $4,774,166 during the same period in 1995. The decrease in revenue of 15.5% is primarily attributed to the severe winter that adversely affected retail sales in the northeast and north central region of the country, and the sale of the Company's three
        Airborne for Men retail stores.    Revenues consist principally of
        sales of prerecorded videocassettes, magazines, electronic software products and related items.

        Cost of revenues (including amortization of film costs) for the nine month period ended February 29, 1996 increased approximately 10.3% to $2,666,323 from $2,417,172 for the corresponding period in the prior year. Cost of revenues as a percentage of revenues was 66.1% in the third quarter of fiscal 1996 versus 50.6% in the third quarter of fiscal 1995. The Company's gross profit margin was negatively impacted by the decrease in sales which affected the Company's ability to cover its increased fixed cost, principally attributable to the amortization of film costs which increased $200,000 over the same period in 1995. The Company, in an attempt to increase sales and reduce inventory, initiated a sale accepting lower than usual margins on its products. Additionally during the quarter ended February 29, 1996, the Company provided for an inventory allowance of $100,000 for slow moving items.

        Selling, general and administrative expenses for the quarter ended February 29, 1996, decreased 27.3% to $1,411,126 from $1,941,401 for the quarter ended February 28, 1995. The decrease was primarily due to the company incurring, during the third quarter 1995, one time start-up and administrative costs associated with the Company's Arcus Media Group subsidiary, higher personnel costs associated with the expansion of the Rhode Island and California distribution facilities, the adoption of a more aggressive advertising budget and non-recurring professional, administrative and merchandising costs associated with the Airborne for Men, Ltd. retailing and franchising subsidiary. As a percentage of sales, selling, general and administrative expenses decreased to 35.0% for the quarter ended February 29, 1996 from 40.7% for the quarter ended February 28, 1995.

        Other income (expense) net increased $260,587 to $242,693 for the quarter ended February 29, 1996 as compared to ($17,894) for the same quarter in 1995. The increase is due to a gain on the sale of three Airborne for Men retail stores of $289,620, an increase in other income of $27,316, primarily royalty income, offset by an increase in interest expense of $56,349 due to the line of credit discussed below.

        Primarily as a result of the decreased revenues, net income for the quarter ended February 29, 1996 was $145,384 ($.04 per share) as opposed to $248,167 ($.09 per share) for the quarter ended February 28, 1995.

FOR THE NINE MONTHS ENDED FEBRUARY 29, 1996 VERSUS NINE MONTHS ENDED FEBRUARY 28, 1995

        Revenues for the nine month period ended February 28, 1996 increased 12.42% to $14,246,384 from $12,671,947 for the nine months ended
        February 28, 1995, further reflecting the effect of the Company's expansion of its product lines and sales' markets. Costs of revenues (including amortization of film costs) for the nine month period ended February 29, 1996 were $8,542,581 in comparison to $6,918,907 for the corresponding period in the prior year, an increase of 23.5%. The Company's gross profit percentage for the nine month period ended February 29, 1996 decreased to 40.0% from 45.4% for the comparative prior fiscal period. The primary reason for the decrease was the lower than expected sales in the third fiscal quarter and increased fixed expenses, principally film amortization.

        Selling, general and administrative expenses for the nine months ended February 29, 1996 increased 6.2% to $5,025,995 from $4,730,637 for the nine months ended February 28, 1995. The increase was primarily due to higher costs associated with the expansion of the Company's product lines and sales markets. However, as a percentage of sales, selling, general and administrative expenses decreased by 2.0% over the same period in the prior year.

        Other income (expense) net increased $243,424 to $159,583 for the nine months ended February 29, 1996 as compared to ($83,841) for the same nine month period ended February 28, 1995. The primary reason for the increase is a gain on the sale of three Airborne for Men retail stores of $289,620, an increase in other income of $178,118 primarily royalty and rental income, offset by an increase in interest expense of $224,314 due to the line of credit discussed below. Net income for the nine months ended February 29, 1996 increased to $569,736 ($.21 per share) from $565,381 ($.22 per share) over the prior year's corresponding period, as a result of the factors previously discussed.

LIQUIDITY AND CAPITAL RESOURCES AT FEBRUARY 29, 1996

        At February 29, 1996, the Company had $312,472 in cash compared to $67,057 in cash at May 31, 1995. Working capital increased by 67.4% to $3,745,022 at February 29, 1996 from $2,237,665 at May 31, 1995 due to increased inventory caused by the Company's broader product line and anticipated sales growth needs, and accounts receivable resulting from increased sales of all the Company's products. In addition, management's effort to pay all operating expenditures on a timely basis caused accounts payable to decrease substantially in fiscal 1996.

        Cash Flows from Operating Activities: Net cash of $789,142, a decrease of ($1,082,687), (57%), was provided by operations for the nine months ended February 29, 1996 as compared to $1,871,829 for the nine months ended February 28, 1995. Net accounts receivable increased $545,275 and inventory increased $403,694 from May 31, 1995. The large increase in the customer base of the Company's Metro, Inc. (formerly North Star Distributors, Inc.) subsidiary, the premiering of the Arcus line to electronic software distributors of twenty-four CD-Rom titles plus its release of Virtual Valerie 2 late in August, and six full months of operations for the three Airborne stores caused accounts receivable to increase and required increased stocking of inventory. Additionally, the increase in inventory was caused by the minimum duplication requirements for CD-Rom products and packaging and reprinting of over 250 video titles related to the distribution of the Company's products into the emerging international marketplace. During the first nine months of fiscal year 1996, the Company's management began implementing programs with respect to payment terms on accounts receivable, warehouse distribution and inventory control to increase cash flow from operations. The impact of these changes will primarily be reflected in fiscal 1997. Of Metro, Inc.'s total accounts receivable at February 29, 1996, $592,800 was owed by Capital Video Corporation ("Capital"), a chain of retail video stores of which certain affiliates of the Company are officers or shareholders, as compared to $306,184 at February 28, 1995. Metro, Inc. has a perfected interest in the inventory of Capital. Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in the Company's financial statements. The increase in Capital Video Corporation's accounts receivable reflects Capital Video Corporation's return to normal payment terms.

        Cash Flows from Financing Activities: Cash flows from financing activities during the first three quarters of fiscal 1996 resulted from borrowing from finance companies, capital leases, repayments of such borrowing and leases, and issuances of Common Stock. Proceeds from the issuance of Common Stock were $563,038 in the nine months ended February 29, 1996. These proceeds consisted of the exercise of 306,916 warrants at $1.50 per share in August 1995 and the issuances of stock to and the exercise of options by consultants to the company.

        During the quarter ended May 31, 1995, Capital Video Corporation advanced the Company $1,000,000 bearing interest at the rate of 12% to be repaid on or before May 31, 1996. Effective June 1, 1995, Capital Video Corporation extended the loan to July 1, 1997 and the interest rate was increased to 15%. Effective November 30, 1995, the Company converted this note payable to Capital Video Corporation plus accrued interest of $95,866 to 730,568 shares of Common stock (a conversion price of $1.50 per share). The debt to stock conversion was approved by the Board of Directors on December 7, 1995. The shares will bear restrictive legend but Capital has been provided with a registration right with respect to up to 250,000 shares, exercisable upon demand.

        Proceeds from borrowing were $369,466 and were primarily due to the line of credit agreement entered into with a finance company in June, 1995.

        Proceeds from borrowing were used to fund the decrease in cash flow from operations and to fund production of new videos and films to be released later in this fiscal year. At February 29, 1996, the Company had entered into approximately 37 agreements with producers to finance new feature films and videos which will be released during the forth quarter of fiscal 1996 and in the first two quarters of fiscal 1997. The completion of the these films and videos will require approximately $150,000 to $250,000. Financing for these activities will be generated through earnings and profits in the near future.

        In August 1995, the Company formed Airborne East Limited Partnership ("AELP"), Rhode Island limited partnership of which AE Management Services, Inc., a wholly-owned subsidiary of Airborne for Men, Ltd. serves as general partner. AELP intended to seek investors to purchase limited partnership interests and then use the proceeds to acquire (1) an Airborne for Men franchise and (2) the assets of the Company's East Providence, Rhode Island location. As a result of the sale of the East Providence location, AELP abandoned its efforts to seek investors.

        Cash Used in Investing Activities: Net cash used for investing activities was $1,434,753 for the nine months ended February 29, 1996, compared to $2,153,489 for the prior year. Cash was invested in motion pictures and other films (entertainment programming expansion) as discussed above, in leasehold improvements and security systems for the Airborne stores, and in duplicating and editing equipment for the Company's California operations. During the fiscal year 1995, the Company embarked on two new ventures through its Airborne for Men, Ltd. ("Airborne") retail and franchising subsidiary. At May 31, 1995, the Company had opened three Airborne for Men retail stores. Each opening of these company owned retail locations cost approximately $270,000 and was financed through cash flow from Metro, Inc. Effective November 30, 1995, Airborne sold to Capital Video Corporation the stock of its wholly owned subsidiaries, Eastern Sales, Inc., a Rhode Island corporation, and Airoldco, Inc. (formerly known as Airborne East, Inc.), a Rhode Island corporation. Effective January 31, 1996, Airborne sold to Capital Video Corporation the stock of A.F.M. Limited, a Rhode Island corporation.

        In connection with the November 30, 1995 transaction, Capital
        Video Corporation agreed to assume the indebtedness of Airborne to Kenneth F. Guarino evidenced by the Promissory Note of Airborne dated September 30, 1994 (the "Airborne Note"). At November 30, 1995, the outstanding principal balance of the Airborne Note was $292,712.80, plus accrued interest of $26,503.22. In addition, Capital Video Corporation agreed to assume the indebtedness of Metro, Inc. to Metro Equipment Company evidenced by the Promissory Note of North Star Distributors, Inc. dated June 1, 1991 (the "1/1/92 North Star/MEC Note"). At November 30, 1995, the outstanding principal balance of the 1/1/92 North Star/MEC Note was $97,323.26, plus accrued interest of $12,530.37. In addition, Capital Video Corporation agreed to assume a portion of the indebtedness of Metro, Inc. to Metro Equipment Company evidenced by the Promissory Note of North Star Distributors, Inc. dated 6/1/91 (the "6/1/91 North Star/MEC Note"). At November 30, 1995, the outstanding principal balance of the 6/1/91 North Star/MEC Note that Capital Video Corporation agreed to assume was $232,893.91, plus accrued interest of $64,623.80.

        In connection with the January 31, 1996 transaction, Capital Video Corporation agreed to assume the balance of indebtedness of Metro, Inc. under the 6/1/91 North Star/MEC Note. At January 31, 1996, the outstanding principal balance of the 6/1/91 North Star/MEC Note that Capital Video Corporation agreed to assume was $337,736. In addition, Capital Video Corporation agreed to assume a portion of the indebtedness of Metro, Inc. to Metro Plus Company evidenced by the Promissory Note of North Star Distributors, Inc. dated June 1,

        1991 (the "6/1/91 North Star/MPC Note"). At January 31, 1996, the outstanding principal balance of the 6/1/91 North Star/MPC Note that Capital Video Corporation agreed to assume was $12,625.00.

        In connection with the acquisition of two other Airborne for Men retail stores in November 1995, Capital Video Corporation, which operates a chain of 25 retail video and magazine stores throughout New England and upstate New York, agreed to convert 4 of its existing stores into Airborne for Men(TM) franchises, and Airborne for Men, Ltd. agreed to waive the franchises, and Airborne for Men(TM) franchise fees. Because of Capital Video's extensive retail experience in the industry, Airborne anticipates that it will be required to provide less management, inventory control and marketing services to Capital than it would to a less experienced franchisee; accordingly, Airborne also agreed to reduce by 50% its standard Airborne for Men(TM) royalty fees. In connection with the acquisition of A.F.M. Limited, Capital Video Corporation and Airborne for Men, Ltd. agreed that the store owned by A.F.M. Limited would constitute the first of Capital's 4 conversion stores, and that Capital would be permitted to satisfy its remaining obligation either by converting existing Capital Video locations or opening new Airborne for Men(TM) locations or before December 1996.

        As a result of the transaction, Airborne for Men, Ltd. anticipates that it will have a total of 7 franchisee-owned Airborne for Men (TM) retail stores (of which six will be owned by Capital Video Corporation) by December 1996. The transaction reflects Airborne's desire to shift its focus from retail store management to franchise development, thereby permitting the company to open Airborne for Men locations without incurring the start-up expenses associated with completing the store buildout and compiling an opening inventory. The transaction will also improve the Company's overall cash flow because it significantly reduced the Company's debt service requirements and dramatically reduced the Company's debt-to-equity ratio.

        During June, 1995, Metro, Inc. (formerly known as North Star Distributors, Inc.) entered into a line of credit agreement with a finance company. Under the agreement, Metro, Inc. may borrow up to 70% of assigned accounts receivable less than 90 days old, up to a maximum of $750,000. The balance due under the line of credit bears interest at the prime rate plus 6% per annum. In addition, Metro, Inc. pays the finance company a collateral management or notification fee equal to 3/4 of 1% of sales submitted to the finance company for inclusion in the net security value of accounts receivable, but not more than $7,500 per month. The outstanding balance under the line is secured by accounts receivable of Metro, Inc. and guaranties of the Company and certain officers/shareholders. The line of credit expires during June 1997. As of February 29, 1996, the balance on the line of credit was $369,466.

        Management is currently negotiating a new financing arrangement with its line of credit lenders. Upon the completion of these negotiations, the Company anticipates that it will have increased funds available for its use at a lower cost.

        Management believes that funds provided by operations, existing and new lines of credit, are adequate to meet the anticipated short-term and long-term capital needs. Management believes that inflation has not had a material effect on its operations.

                    METRO GLOBAL MEDIA INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                          FEBRUARY 29            MAY 31
                                                                                             1996                 1995
                                                                                          (UNAUDITED)
       ASSETS
Current Assets
       Cash                                                                             $    312,472         $     67,057
       Accounts receivable, net                                                            3,278,988            2,748,713
       Inventory                                                                           4,151,640            3,847,946
       Prepaid expenses and other current assets                                             127,233               52,872
       Deferred income taxes                                                                 107,036              273,211
                                                                                        -------------        -------------
         Total current assets                                                              7,977,369            6,989,799

Motion pictures and other films at cost, less accumulated
       amortization of $4,003,287 and $2,553,900 respectively                              2,442,690            2,678,142

Property and equipment at cost, less accumulated depreciation and
       amortization of $895,319 and $727,133 respectively                                  1,523,742            1,944,930
Other assets                                                                                 326,098              327,372
                                                                                        -------------        -------------
                                                                                        $ 12,269,899         $ 11,940,243
                                                                                        =============        =============
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
       Current portion of notes payable                                                      456,785         $    368,001
       Current portion of capital lease obligations                                          120,013              120,980
       Accounts payable and accrued expenses                                               3,483,005            3,990,354
       Income taxes payable                                                                  192,544              272,799
                                                                                        -------------        -------------
         Total current liabilities                                                         4,252,347            4,752,134

Long-term liabilities
       Notes payable, less current portion                                                   342,610            2,299,039
       Capital lease obligations, less current portion                                       627,758              427,035
       Deferred income taxes                                                                 128,749               94,741
                                                                                        -------------        -------------
                                                                                           1,099,117            2,820,815

Shareholders' equity
       Common stock, $.0001 par value; authorized 10,000,000 shares;
         issued and outstanding, 3,468,034 and 2,344,884 shares respectively                     347                  234
       Additional paid in capital                                                          5,301,318            3,376,276
       Unearned compensation                                                                 (62,500)            (118,750)
                                                                                        -------------        -------------
       Retained earnings                                                                   1,679,270            1,109,534
                                                                                        -------------        -------------
                                                                                           6,918,435            4,367,294
                                                                                        $ 12,269,899         $ 11,940,243
                                                                                        =============        =============

               (See Notes to Consolidated Financial Statements)

                    METRO GLOBAL MEDIA INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                 FEBRUARY 29          FEBRUARY 28       FEBRUARY 29         FEBRUARY 28
                                                     1996                 1995              1996                1995
Revenues                                         $ 4,034,143          $ 4,774,166        $ 14,246,384       $ 12,671,947
Cost of revenues including amortization
     of motion pictures and other films            2,666,323            2,417,172           8,542,581          6,918,907
                                                 ------------         ------------       -------------      -------------
                                                   1,367,820            2,356,994           5,703,803          5,753,040

Selling, general and administration expense        1,411,126            1,941,401           5,025,995          4,730,637
                                                 ------------         ------------       -------------      -------------
Income (loss) from operations                        (43,306)             415,593             677,808          1,022,403

Other income (expense), net                          242,693              (17,894)            159,583            (83,841)

Income before taxes                                  199,387              397,699             837,391            938,562

Income tax expense                                    54,003              149,532             267,655            373,181

Net income                                       $   145,384          $   248,167        $    569,736       $    565,381
                                                 ============         ============       =============      =============

Net income per common and common
     equivalent share primary                    $      0.04          $      0.09        $       0.21       $       0.22
                                                 ============         ============       =============      =============

Weighted average number of shares
     outstanding                                   3,334,710            2,750,859           2,751,802          2,629,505

                (See Notes to Consolidated Financial Statements)

                    METRO GLOBAL MEDIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)


                                                                          NINE MONTHS ENDED
                                                                      FEBRUARY 29  FEBRUARY 28
                                                                         1996          1995
Cash flows from operating activities
     Net income                                                      $   569,736   $   565,381
     Adjustments to reconcile net income to net cash
     provided by operating activities
         Depreciation and amortization                                 1,695,840     1,051,717
         Amortization of unearned compensation                            56,250        56,250
         Consulting services for common stock                             51,413       330,937
         Gain on sale of assets                                         (289,620)           -
         Allowance for bad debts                                          15,000            -
         Allowance for inventory obsolesence                             100,000            -
     (Increase) decrease in assets
         Accounts receivable                                            (545,275)     (239,843)
         Inventory                                                      (403,694)   (1,560,302)
         Prepaid expenses and other current assets                       (74,361)       44,394
         Other assets                                                      1,274         8,761
         Deferred income taxes                                           166,175            -
     Increase (decrease) in liabilities
         Accounts payable and accrued expenses                          (507,349)    1,433,103
         Income taxes payable                                            (80,225)      182,929
         Deferred income taxes payable                                    34,008        (1,489)

         Total adjustments                                               219,406     1,306,448
                                                                     ------------  ------------
         Net cash provided by operating activities                       789,142     1,871,829

     Cash flows from financing activities
         Proceeds from issuance of common stock                          563,038       345,000
         Increase in notes payable                                       411,466            -
         Payments on notes payable                                        (4,923)     (151,280)
         Payments on capital lease obligations                           (78,555)      (77,653)
                                                                     ------------  ------------
         Net cash provided by financing activities                       891,026       116,067

     Cash flows from investing activities
         Collecting of notes receivable                                       -        413,490
         Investments in motion pictures and other films               (1,213,995)   (1,985,061)
         Purchase of property and equipment                             (220,758)     (581,918)
                                                                     ------------  ------------
         Net cash used in investing activities                        (1,434,753)   (2,153,489)

     Increase (decrease) in cash                                         245,415      (165,593)
     Cash, beginning of year                                              67,057       351,855

     Cash, end of period                                             $   312,472   $   186,262
                                                                     ============  ============

                (See Notes to Consolidated Financial Statements)

                    METRO GLOBAL MEDIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)


                                                                                 NINE MONTHS ENDED
                                                                             FEBRUARY 29    FEBRUARY 28
                                                                                1996           1995
Supplemental disclosures of cash flow information:

      Cash paid during the period for:
            Interest                                                         $  124,634     $   54,261
            Income taxes                                                          1,107        186,500


Supplemental schedule of non-cash investing and financing activities:

      Capital lease obligations of $197,232 were incurred during the period ended February 29, 1996, when the company entered into leases for office equipment and machinery and equipment.

      During the nine months ended February 29, 1996 the Company issued common stock with a value of $1,095,866 to extinguish a note payable to an affiliated company, of the same value. Also the company issued 50,000 shares at an average value of $3.00 per share in compensation for services rendered by consultants, and in exchange for retirement of trade accounts payable.

      During the nine months ended February 29, 1996 the Company sold its Airborne For Men stores to an affiliated company in exchange for retirement of debt of $1,076,948 owed by two of its subsidiaries to other affiliated companies and a major shareholder.

                (See Notes to Consolidated Financial Statements)

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1 Summary of Significant Accounting Policies to Consolidated Financial Statements

        Consolidation

        The consolidated financial statements include the accounts of Metro Global Media, Inc. and its wholly-owned subsidiaries (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

        Financial Statements

        The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The May 31, 1995 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principals. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and changes in financial position for the interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending May 31, 1996.

        Earnings Per Share (EPS)

        Earnings per common and common equivalent share are based on the
        average number of   common shares outstanding during each period,
        assuming exercise of all options have exercise prices less than the average market price of the common stock using the treasury stock method. Fully diluted computations reflect the additional dilutive effect of using period-end prices under the treasury stock method.

        Notes Payable

        During June, 1995, Metro, Inc. (formerly known as North Star Distributors, Inc.) entered into a line of credit agreement with a finance company. Under the agreement, Metro, Inc. may borrow up to 70% of assigned accounts receivable less than 90 days old, up to a maximum of $750,000. The balance due under the line of credit bears interest at the prime rate plus 6% per annum.

        In addition, Metro, Inc. pays the finance company a collateral management or notification fee equal to 3/4 of 1% of sales submitted to the finance company for inclusion in the net security value of accounts receivable, but not more than $7,500 per month. The outstanding balance under the line is secured by accounts receivable of Metro, Inc. and guaranties of the Company and certain officers/shareholders. The line of credit expires during June 1997. As of February 29, 1996, the balance on the line of credit was $369,466.

        Shareholders' Equity

        On June 8, 1995, the Board of Directors voted to issue options to purchase 110,000 shares of common stock to a consultant to the Company. The options were exercisable as to 60,000 shares at $6.00 a share starting June 8, 1995 and an additional 50,000 shares at $6.50 a share commencing September 1, 1995. The options expired on December 29, 1995. As of December 29, 1995, options to purchase 15,000 shares were exercised at $6.00 a share and the remainder of the options expired. In addition, on November 9, 1995, the Board of Directors voted to issue additional options to purchase 50,000 shares of common stock to this same consultant. The options are exercisable at $3.50 a share and expired on March 31, 1996. As of February 29, 1996, options to purchase 15,000 shares had been exercised at $3.50 a share. In February 1996, the Company issued 22,000 shares to the same consultant for services rendered.

        During August 1995, the Company issued an aggregate 306,916 shares of common stock upon the exercise of outstanding warrants and received aggregate proceeds of $460,524 from the exercise of said warrants.

        During the quarter ended May 31, 1995, Capital Video Corporation (a related entity) advanced the Company $1,000,000 bearing interest at the rate of 12% to be repaid on or before May 31, 1996. Effective June 1, 1995, Capital Video Corporation extended the loan to July 1, 1997 and the interest rate was increased to 15%. Effective November 30, 1995, the Company converted this note payable to Capital Video Corporation plus accrued interest of $95,866 to 730,568 shares of common stock (a conversion price of $1.50 per share). The debt to stock conversion was approved by the Directors on December 7, 1995. The shares bear restrictive legend but Capital has been provided with a registration right exercisable upon demand for up to 250,000 shares. To date, none of these shares have been registered.

        Other Transactions

        Effective January 31, 1996, Airborne for Men, Ltd. sold to Capital Video Corporation the stock of its wholly owned subsidiary A.F.M. Limited and effective November 30, 1995, Airborne for Men, Ltd. sold to Capital Video Corporation the stock of its wholly owned subsidiaries, Eastern Sales, Inc., a Rhode Island corporation, and Airoldco, Inc. (formerly known as Airborne East, Inc.), a Rhode Island corporation.

        In connection with the November 30, 1995 transaction, Capital Video Corporation agreed to assume in indebtedness of Airborne to Kenneth F. Guarino evidenced by the Promissory Note of Airborne dated September 30, 1994 (the "Airborne Note"). At November 30, 1995, the outstanding principal balance of the Airborne Note was $292,712.80, plus accrued interest of $26,503.22.

        In addition, Capital Video Corporation agreed to assume the indebtedness of Metro, Inc. to Metro Equipment Company evidenced by the Promissory Note of North Star Distributors, Inc. dated June 1, 1991 (the "1/1/92 North Star/MEC Note"). At November 30, 1995, the outstanding principal balance of the 1/1/92 North Star/MEC Note was $97,323.26, plus accrued interest of $12,530.37. In addition, Capital Video Corporation agreed to assume a portion of the indebtedness of Metro, Inc. to Metro Equipment Company evidenced by the Promissory Note of North Star Distributors, Inc. dated 6/1/91 (the "6/1/91 North Star/MEC Note"). At November 30, 1995, the outstanding principal balance of the 6/1/91 North Star/MEC Note that Capital Video Corporation agreed to assume was $232,893.91, plus accrued interest of $64,623.80.


        In connection with the January 31, 1996 transaction, Capital Video Corporation agreed to assume the balance of indebtedness of Metro, Inc. under the 6/1/91 North Star/MEC Note. At January 31, 1996, the outstanding principal balance of the 6/1/91 North Star/MEC Note that Capital Video Corporation agreed to assume was $337,736. In addition, Capital Video Corporation agreed to assume a portion of the indebtedness of Metro, Inc. to Metro Plus Company evidenced by the Promissory Note of North Star Distributors, Inc. dated June 1, 1991 (the "6/1/91 North Star/MPC Note"). At January 31, 1996, the outstanding principal balance of the 6/1/91 North Star/MPC Note that Capital Video Corporation agreed to assume was $12,625.00.

PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGE IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On February 20, 1996, the holders of 1,967,613 shares of Common Stock, representing 57.26% of the outstanding stock of the Issuer at January 23, 1996 (the record date) consented to the following action by written consent without a meeting:

        VOTED: That name of the Corporation be changed to "Metro Global Media, Inc." and accordingly, that the first sentence of Article I of the Articles of Incorporation of this Corporation be amended by deleting the first sentence of said Article I in its entirety and be inserting the following, such that, as amended, the first sentence of Article I shall be and shall read as follows:

             The name of the Corporation shall be:  METRO GLOBAL MEDIA, INC.

        VOTED: That the number of authorized shares of the Common Stock of the Corporation be reduced from 75,000,000 to 10,000,000 and, accordingly, the first sentence of Article III of the Articles of Incorporation of this Corporation be amended by deleting the first sentence of said
        Article III in its entirety and by inserting the following, such that, as amended, the first sentence of Article III shall be and shall read as follows:

                 The maximum number of shares of stock this corporation is authorized to have outstanding at any time shall be TWELVE MILLION (12,000,000) SHARES, of which (i) TEN MILLION (10,000,000) SHARES of Common Stock at ONE TENTH MIL ($0.0001) par value per share, (ii) and TWO MILLION (2,000,000) SHARES OF PREFERRED STOCK at ONE TENTH MIL ($0.0001) par value per share.

        VOTED: That the officers of this Corporation, and each of them, signing and acting singly, hereby are authorized and directed, for and in the name of the Corporation, to execute and deliver such instruments, documents, agreements, amendments and modifications as the officer executing the same shall approve, all on such terms as such officer shall approve, such officer's execution and delivery thereof to constitute conclusive evidence of such approval, and to take such further action as the officer taking the same shall deem necessary and desirable to effect the transactions contemplated by the foregoing consent.

        VOTED: That all actions of the Board of Directors and the officers of the Corporation heretofore taken in connection with the transactions contemplated by the foregoing consent are hereby ratified and approved.

ITEM 5. OTHER INFORMATION

        Effective January 31, 1996, Airborne for Men, Ltd., a wholly-owned retail and franchising subsidiary of the Registrant sold 100% of the outstanding capital stock of A.F.M. Limited, a wholly-owned subsidiary which operated an Airborne for Men(TM) retail store, to Capital Video Corporation for an aggregate purchase price of $350,000, payable via assumption of existing indebtedness. The store will remain an Airborne for Men(TM) franchise location.

        Airborne for Men(TM) stores are upscale, adult-oriented establishments decorated in a aviation-theme motif, and represent a complete departure from traditional outlets for adult entertainment products. In addition to selling adult video and magazine products, each Airborne for Men(TM) store sells nationally recognized name brand men's casual clothing and personal accessories.

        In connection with the acquisition of two other Airborne for Men retail stores in November 1995, Capital Video Corporation, which operates a chain of 25 retail video and magazine stores throughout New England and upstate New York, agreed to convert 4 of its existing stores into Airborne for Men(TM) franchises, and Airborne for Men, Ltd. agreed to waive the franchises, and Airborne for Men(TM) franchise fees. Because of Capital Video's extensive retail experience in the industry, Airborne anticipates that it will be required to provide less management, inventory control and marketing services to Capital than it would to a less experienced franchisee; accordingly, Airborne also agreed to reduce by 50% its standard Airborne for Men(TM) royalty fees. In connection with the acquisition of A.F.M. Limited, Capital Video Corporation and Airborne for Men, Ltd. agreed that the store owned by A.F.M. Limited would constitute the first of Capital's 4 conversion stores, and that Capital would be permitted to satisfy its remaining three store obligation either by converting existing Capital Video locations or opening new Airborne for Men(TM) locations or before December 1996.

        As a result of the transaction, Airborne for Men, Ltd. anticipates that it will have a total of 7 franchisee-owned Airborne for Men (TM) retail stores (of which six will be owned by Capital Video Corporation) by December 1996.
The transaction reflects Airborne for Men, Ltd.'s desire to shift its focus from retail store management to franchise development.

        The purchase price for A.F.M. Limited was calculated based upon the book value of assets, which approximates fair value, of the retail store owned by A.F.M. Limited. The transaction was ratified by a majority of the disinterested members of the Board of Directors on May 7, 1996.

        A. Daniel Geribo, a Director of the Registrant, serves as the sole officer and director of, and Kenneth F. Guarino, President and indirect beneficial owner of more than 50% of the Registrant's outstanding Common Stock, also serves as the operations manager and is 100% owner of, Capital Video Corporation. Capital Video Corporation accounted for $5,625,047 (31%), $4,639,194 (36%) and $5,314,786 (45%) of the net sales of the Registrant, for the fiscal years ended May 31, 1995, 1994 and 1993 respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

   *    10.1     Capital Stock Purchase Agreement dated as of February 29, 1996 between Capital Video Corporation and A.F.M. Limited.

   *    21       Subsidiaries of the Registrant

* filed herewith

(b)     REPORTS ON FORM 8-K

A Form 8-K report dated November 30, 1995 was filed with the Securities and Exchange Commission on December 11, 1995 reporting (i) the sale by Airborne For Men, Ltd., a wholly-owned subsidiary of the Registrant, of two of its company-owned Airborne For Men(TM) retail stores to Capital Video Corporation for an aggregate purchase price of $670,000, payable via assumption of existing indebtedness and (ii) the conversion by Capital Video Corporation of an aggregate $1,095,866.36 of indebtedness owed by the Registrant (which includes accrued interest through November 30, 1995) into an aggregate 730,568 shares of Common Stock.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       METRO GLOBAL MEDIA, INC.
                                       (formerly known as South Pointe
                                       Enterprises, Inc.)


May 7, 1996                            By: /s/ T. James Blair
                                           -----------------------------------
                                           T. James Blair, Treasurer
                                             (duly authorized principal
                                             financial and accounting officer)