Form 10KSB
period 1996-05-31
METRO GLOBAL MEDIA INC
filed 1996-08-29
CIK 838803

               UNITED STATES SECURITIES AND EXCHANGE  COMMISSION
                            WASHINGTON, D.C.  20549

                           -------------------------


                                  FORM 10-KSB
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended May 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934.
                      For the transition period from   n/a
                                                     -------
                        Commission file number 0-21634.

                           -------------------------

                            METRO GLOBAL MEDIA, INC.
             (Exact name of Registrant as specified in its charter)

                           -------------------------

                    FLORIDA                                      65-0025871
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                       Identification No.)

                     1060 PARK AVENUE, CRANSTON, RI  02910
                    (Address of Principal Executive Offices)
                           -------------------------
                   ISSUER'S TELEPHONE NUMBER  (401) 942-7876
                           -------------------------
SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                                      NONE

                                                       NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                            ON WHICH REGISTERED
         -------------------                            -------------------
                 N/A                                            N/A

SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE EXCHANGE ACT:

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(D) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X      No
                                                               -----      ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. /   /

The issuer's revenues for the fiscal year ended 5/31/96 were $19,526,010.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock as of the thirty days ended July 31, 1996 is approximately $2,556,488.

The number of shares outstanding of the Issuer's Common Stock as of July 31, 1996 was 3,428,034.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                               TABLE OF CONTENTS

                                     PART I

ITEM 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

ITEM 2.  PROPERTIES.  . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

ITEM 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . 14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . 14

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.  . . . . . . . . . . . . . . . . . . . . 15

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . .   15

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.  . . . . . . . . . .   16

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURES. . . . . . . . . . . .   16

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . . .   17

ITEM 10. EXECUTIVE COMPENSATION.  . . . . . . . . . . . . . . . . . . . .   19

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT   . . . . . . . . . . . . . . . . . . . . . . .   21

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.  . . . . . . . .   22

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.  . . . . . . . . . . . . . . .   26

INDEX TO FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . .  F-0

                                     PART I

ITEM 1.  BUSINESS

(a)  General Development of Business

     Metro Global Media, Inc. (the "Company") was incorporated, under the name South Pointe Enterprises, Inc. in Florida in November 1987. In February, 1996, the Company changed its name from South Pointe Enterprises, Inc. to Metro Global Media, Inc.

     In June 1992, the Company completed an offering pursuant to a Registration Statement under the Securities Act of 1933 of 60,000 Units (the "Units") at an offering price of $6.00 per Unit (the "Initial Offering"). Each Unit consisted of six shares of the Company's common stock $.0001 Par Value ("Common Stock") and six class "A" warrants each exercisable for one share of common stock for twelve months at a price of $1.50 per share of Common Stock (the "Warrants").
A total of 60,000 units were sold pursuant to the Initial Offering and the Company received net proceeds of approximately $311,000. In addition the Company received $64,326 from the exercise of the Company's Warrants and an additional 42,884 shares were issued pursuant to the exercise of the Warrants during the Initial Offering period. In August 1995, 306,916 of the company's outstanding warrants were exercised, and the Company received an additional $460,524 from the exercise of the Warrants. As of August 11, 1995 the Company had no warrants outstanding. All warrants had been exercised or expired.

     The Initial Offering Prospectus did not disclose any specific business or activity in which the Company would be engaged but rather was a "Blank Check" offering whereby the Company sought to identify, investigate and if warranted, acquire an interest in a business opportunity. As more fully set forth below, the Company has acquired all of the issued and outstanding stock of North Star Distributors, Inc., who subsequently changed its name to Metro, Inc. ("Metro").

     (b)  Narrative Description of Business.

BUSINESS ACQUISITIONS AND OTHER ACTIVITIES.

     In August 1992, the Company entered into an Acquisition Agreement (the "Initial Agreement") with Zeon Corporation to acquire all of the issued and outstanding shares of stock of North Star Distributors, Inc., d/b/a Metro Home Video, who subsequently changed its name to Metro, Inc ("Metro").

     Metro is in the motion picture and print production and distribution business. Specifically, Metro, Inc. publishes and distributes magazines, paperback books, motion pictures, (primarily on VHS videocassettes), oriented to the adult entertainment market. The acquisition was completed on November 5, 1992.

     On November 10, 1994, Arcus Media Group, Inc., a wholly-owned subsidiary of the Company, completed the acquisition of certain assets of Innovative Data Concepts Incorporated ("IDC"), a Pennsylvania corporation. In connection with the acquisition, the Company issued 160,000 shares of its Common Stock to IDC and had agreed to issue up to an additional 40,000 shares of Common Stock to IDC provided certain sales goals by Arcus were met. In May 1995, Arcus filed suit against IDC alleging misrepresentation in connection with the transaction. On May

31, 1996 the suit filed by Arcus against IDC was settled. As a result of the settlement the Company received from IDC 75,000 shares of the 160,000 shares of the Company originally issued to IDC as part of the November 10, 1994 Asset Purchase Agreement.

MOTION PICTURE PRODUCTION AND DISTRIBUTION.

     Metro produces and distributes adult motion picture entertainment. This includes the production and financing of feature films (full length motion pictures produced on film), feature videos (full length motion pictures produced on videotape),and video compilations, distributed primarily on videocassettes; the distribution of pay television and cable programming; and the ownership and administration of film copyrights. Metro's motion picture productions feature men and women in a variety of erotic and adult sexual
situations.   The Classification and Rating Administration of the Motion
Picture Association of America (the "MPAA"), a motion picture industry trade association, assigns ratings for age group suitability for theatrical and home video distribution of motion pictures. Submission of a motion picture to the MPAA for rating is voluntary, and Metro does not submit its motion pictures to the MPAA for review. However, with the exception of several titles which have been re-edited for cable television, most of the films and videos distributed by Metro, if so rated, would most likely fall into the "NC-17 -- No Children Under 17 Admitted"(1) rating category because of depiction of nudity and their sexually explicit content.

     Metro owns or has distribution rights to a library of over 2,000 titles available on videocassette and sold approximately 1,681,000 videocassettes during the fiscal year ended May 31, 1996, primarily to retail stores and wholesalers located in the United States. Many of Metro's original motion picture programs have been re-edited and licensed to cable television operators. Several of the titles in Metro's motion picture library have been obtained from third parties under distribution agreements pursuant to which Metro has acquired perpetual distribution rights, and in some cases limited foreign distribution rights, to the motion picture. Metro continues to expand its video distribution into international markets and has entered into license agreements with international distributors granting distribution rights to several of its motion picture titles in several countries outside the United States.

     During fiscal 1996, the Company released 3 new feature films, 109 feature videos, 103 video compilations and 46 of the previously acquired Magma titles. During fiscal 1997, management of Metro hopes to continue to expand its motion picture operations by (i) distributing new feature films, feature videos, video compilations and additional Magma titles on an aggressive release schedule (ii) actively seeking to acquire distribution rights to additional titles produced by third parties, and (iii) increasing its efforts to distribute its library and new titles into domestic cable and satellite television markets as well as new international markets. See "Management Discussion and Analysis of Financial Condition and Results of Operations."




PRODUCTION

     Metro produces films and videos either solely or under arrangements with other producers, and is generally the principal source of financing for these motion pictures. In addition, Metro






- --------------------

     (1)"NC-17: No Children Under 17 Admitted" is a registered trademark of the Classification and Rating Administration of the Motion Picture Association of America, Inc.

purchases outright, or licenses for distribution, completed films and videos produced by others. Acquired distribution rights may be limited to specified territories, specified media and/or particular periods of time.

     Motion pictures shot on film generally offer better production quality, utilize more elaborate production techniques and incur higher production costs than motion pictures shot on videotape. Many of Metro's new feature film releases are edited into several versions depending on the media through which they are distributed. Metro has licensed several of its films and videos for showing on the Playboy Channel, a cable television channel produced by the publishers of Playboy Magazine(2), as well as pay-per-view television. In general, versions of the films edited for cable or pay-per-view television are less sexually explicit than the versions edited for home video distribution. The Company has negotiated a variety of non-exclusive licensing arrangements with several cable and pay television operators for several of its feature releases that have been produced during the past two fiscal years, including arrangements which permits unlimited showings for a defined duration in exchange for a one-time lump sum royalty payment, arrangements for which the Company is paid a fee based on the number of subscribers to the cable station and the number of times the Company's motion picture is shown, and arrangements pursuant to which the Company receives a commission based upon the revenues received by the pay television operators as a result of a showing of the Company's motion picture.

DISTRIBUTION

     Metro distributes, for home video use, pre-recorded videocassettes containing motion pictures owned or licensed by Metro. Wholesale distribution of Metro's home video products is accomplished through a distribution network of wholesalers located throughout the United States and Europe. Metro has contracted with video distributors in many major cities throughout the United States and Europe for the distribution of its home video products.

     In addition, Metro operates a regional distributorship for its own motion picture titles as well as the motion picture titles of other companies to retail outlets located throughout New England and upstate New York. Metro's New England region fulfillment activities are conducted from a centralized facility in Cranston, Rhode Island.

     In January 1996, the Company entered into a Distributorship Agreement with Phantasm Video Productions, BV of Holland ("Phantasm"), one of the largest distributors of adult entertainment products in Europe. Pursuant to the Distributorship Agreement, Metro will provide Phantasm with a minimum average of 12 new titles per month during the term of the Agreement, and Phantasm shall serve as the exclusive distributor throughout Europe for those titles purchased by Phantasm for a 3 year period from release date. Under the Distributorship Agreement, Phantasm is required to purchase a minimum of 75,000 units during each six month period during the term of the Agreement; however, the management of Metro intends to begin offering Phantasm 20 to 24 titles per month by the end of calendar 1996 and anticipates that Phantasm's purchases of Metro's
product will greatly exceed required minimums.   In August, 1996, the Company
acquired the option to purchase all of the operating subsidiaries of Phantasm Holdings, BV of Holland. Under the terms of the Option Agreement, the Company has the option to acquire, at any time prior to July 31, 1999, the stock of Phantasm Video Productions, B.V. Holland, Malabo Video Productions GmbH of Germany, and Phantasm Video Productions SARL of France, at a purchase price to be determined based on a






- --------------------

     (2)"Playboy" is a registered trademark of Playboy Enterprises, Inc.

multiple of earnings of these companies for the two years prior to the date of exercise of the option.

     In July, 1996, the Company opened an international sales office in Flensburg, Germany. This sales office will be handling the sales of video rights throughout the world excluding the items for European distribution that Phantasm pre-selects. This office will also be handling all international sales of CD-ROM products and magazines.

DUPLICATION AND FULFILLMENT

     Metro creates and designs all artwork for promotional items and packaging and contracts for printing services. Over 90% of all videocassettes are duplicated at Metro's own duplicating facility located in Los Angeles County, California, with the remaining being contracted to independent laboratories. Metro markets and sells completed cassettes to distributors, retailers and mail order outlets in the United States. All international orders are handled from Metro's sales offices in Flensburg, Germany.

COMPETITION

     The production and distribution of home video and cable television products are highly competitive, as each competes with the other as well as with other forms of entertainment. Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of basic cable and pay television services now available. Revenues for motion picture entertainment product depends in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace. There is strong competition throughout the home video industry, both from home video subsidiaries of several major motion picture studios and from independent companies. Nearly all of Metro's products compete with other products and services that utilize leisure time or disposable income.

MAGAZINE PUBLISHING AND DISTRIBUTION.

     Metro publishes and distributes adult magazines and paperback books.
Metro publishes several special interest magazines under various tradenames which it distributes through wholesalers located throughout the United States, Canada and Europe. Amateurs in Action is also distributed on newstands throughout the U.S. and Canada through an exclusive distribution agreement with Kable News, Inc., one of the largest newstand distributiors in the United States. For example, the Company publishes several magazines featuring pictures of men and women engaged in erotic and sexually situations, magazines oriented to readers with specific sexual preferences, and magazines featuring photographs and short stories contributed by amateur photographers and authors. Metro's more popular publications include the NorthEast Express(TM), Dirty Debutantes(TM) and Amateurs in Action(TM) series. Metro also publishes several single issue picture books and compilations of picture books.

PRODUCTION AND FULFILLMENT

     Production for Metro is done by several independent companies. Production contracts are entered into on a series rather than a single title basis and are fixed-price with provisions for cost of labor, material and specification adjustments. These contracts, subject to certain limitations, may be terminated by Metro or the production company.

     All of Metro's publications are printed by independent third parties. Metro has had a longstanding relationship with a printer in the United States, who is also a printer of other magazines that compete with Metro. Nonetheless, Metro believes that generally there is an adequate supply of printing services available to Metro at competitive prices, should the need arise. All of Metro's production and printing activities are coordinated through its facility located in Los Angeles County, California.

     Wholesale distribution of Metro's publications is accomplished through a distribution network of wholesalers located throughout the United States and Canada. Metro has contracted with magazine distributors in many major cities throughout the United States for the distribution of its publications.

     In addition, Metro operates a regional distributorship for its own publications as well as adult magazines produced by other parties to retail outlets located throughout New England and upstate New York. Metro's New England and New York 's region fulfillment activities are conducted from a centralized facility in Cranston, Rhode Island.

COMPETITION

     Metro meets with direct competition from other publishers of adult magazines and paperback books as well as all other forms of print media adult entertainment, including several more well-known national publications with substantially larger circulation than those of Metro.

RETAIL AND FRANCHISE SALES

     In May 1994, the Company formed Airborne For Men, Ltd., a wholly-owned subsidiary which engaged in (i) the retail sale of adult entertainment products through company owned Airborne For Men(TM) retail stores and (ii) the sale of franchises to operate Airborne For Men(TM) retail stores. Airborne For Men(TM) stores are upscale, adult-oriented establishments decorated in a aviation-theme motif, and represent a complete departure from traditional outlets for adult entertainment products. Airborne For Men(TM) stores differ markedly from traditional adult video retailers both in product line and presentation. In addition to selling adult video and magazine products, each Airborne For Men(TM) store sells nationally recognized name brand men's casual clothing and accessories such as leather bomber jackets, footwear, underwear and shaving supplies.

     In September 1994, Airborne For Men, Ltd. completed the acquisition of 100% of the outstanding capital stock of Eastern Sales, Inc., a Rhode Island corporation. See "Certain Relationships and Related Transactions." Eastern Sales, Inc. operates a retail adult video and book store in Johnston, Rhode Island, which opened as the first company owned Airborne For Men(TM) retail store in October 1994. The exterior of the Johnston, Rhode Island store has a building-wide mural reflecting Airborne's military/aviation motif, with a Quonset-hut style entrance and a World War II vintage jeep projecting from the facade. In April, 1995 the Company's first Airborne For Men franchise opened in Providence, Rhode Island. The Company opened a second Airborne For Men(TM) store in East Providence, Rhode Island in March 1995, and a third Airborne For Men(TM) store in Northboro, Massachusetts in May 1995.

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

     As a result of the transaction, Airborne for Men, Ltd. anticipates that it will have a total of 7 franchisee-owned Airborne for Men(TM) retail stores (of which six will be owned by Capital Video Corporation) by December, 1996. The transaction reflects Airborne's desire to shift its focus from retail store management to franchise development, thereby permitting the company to open Airborne for Men locations without incurring the start-up expenses associated with completing the store build out and compiling an opening inventory. the transaction will also improve the Company's overall cash flow because it significantly reduced the company's debt service requirements and dramatically reduced the company's debt-to-equity ratio. Capital Video Corporation has opened one additional Airborne For Men(TM) franchise in August, 1996 and converted one existing store.

     In connection with the November 30, 1995 transaction, Capital Video Corporation agreed to assume indebtedness of Airborne to Kenneth F. Guarino evidenced by the Promissory Note of Airborne dated September 30, 1994 (the "Airborne Note"). At November 30, 1995, the outstanding principal balance of the Airborne Note was $292,711, plus accrued interest of $26,503.

     In addition, Capital Video Corporation agreed to assume the indebtedness of Metro, Inc. to Metro Equipment Company evidenced by the Promissory Note of North Star Distributors, Inc. dated June 1, 1991 (the "1/1/92 North Star/MEC Note"). At November 30, 1995, the outstanding principal balance of the 1/1/92 North Star/MEC Note was $97,323, plus accrued interest of $12,530. In addition, Capital Video Corporation agreed to assume a portion of the indebtedness of Metro, Inc. to Metro Equipment Company evidenced by the Promissory Note of North Star Distributors, Inc. dated 6/1/92 (the "6/1/91 North Star/MEC Note"). At November 30, 1995, the outstanding principal balance of the 6/1/91 North Star/MEC Note that Capital Video Corporation agreed to assume was $232,894, plus accrued interest of $64,623.

     In connection with the January 31, 1996 transaction, Capital Video Corporation agreed to assume the balance of indebtedness of Metro, Inc. under the 6/1/91 North Star/MEC Note. At January 31, 1996, the outstanding principal balance of the 6/1/91 North Star/MEC Note that Capital Video Corporation agreed to assume was $337,736. In addition, Capital Video Corporation agreed to assume a portion of the indebtedness of Metro, Inc. to Metro Plus Company evidenced by the Promissory Note of North Star Distributors, Inc. dated June 1, 1991 (the "6/1/91 North Star/MPC Note"). At January 31, 1996, the outstanding principal balance of the 6/1/91 North Star/MPC Note that Capital Video Corporation agreed to assume was $12,625.

     Capital Video Corporation, which operates a chain of 26 retail video and magazine stores throughout New England and upstate New York, also agreed to convert 4 of its existing stores into Airborne for Men(TM) franchises, and Airborne For Men, Ltd. agreed to waive the standard Airborne for Men(TM) franchise fees. Because of Capital Video's extensive retail experience in the industry, Airborne anticipates that it will be required to provide less management, inventory control and marketing services to Capital than it would to a less experienced franchisee; accordingly, Airborne agreed to reduce by 50% its standard Airborne for Men(TM) royalty fees. In connection with the acquisition of A.F.M., Limited, Capital Video Corporation and Airborne For Men, Ltd. agreed that the store owned by A.F. M. Limited would constitute the first of Capital's four (4) conversion stores and that Capital would be permitted to satisfy its remaining three store obligation either by converting existing Capital Video locations or opening new Airborne For Men(TM) locations on or before December, 1996. Capital Video Corporation has opened one additional
Airborne For Men(TM) franchise in August, 1996.   No franchise fees were
recognized for fiscal year May, 1996.

     To enhance Airborne's growth opportunities, the Company has employed a strategy of pursuing franchised Airborne For Men(TM) retail stores. The extent to which a prospective market will be developed, will be determined by evaluating a number of different criteria, including available resources and the interest generated by prospective franchisees. Airborne retained a franchise development consultant to assist in the preparation of a retail store franchise package, and has completed registration of its Franchise Offering Circular in the States of Rhode Island, New York, California and Connecticut, and has received an exemption from the registration requirements in the State of Florida. In addition, as a result of its franchise registration in Rhode Island, Airborne is permitted to offer franchises in approximately 28 states, including Massachusetts, Pennsylvania and New Jersey, in which registration of franchise offerings is not required.

     Under Airborne's franchising program, the Company will grant to a franchise owner the right to develop one or a specified number of Airborne For Men(TM) retail stores at an approved location. Prior to the opening of an Airborne For Men(TM) franchise, franchisees will be required to execute Airborne's standard franchise agreement. This form of agreement governs the operation of a single Airborne For Men(TM) store for a period of ten years. Airborne For Men(TM) franchisees will be required to pay Airborne an initial franchise fee of $20,000 plus an additional $10,000 if the Company selects the sight, a sign lease expense of $6,000 to $10,000, weekly royalties ranging from 5% to 8% of gross sales, and weekly advertising fees of 1% of gross sales. Each franchise owner will have the sole responsibility for all financial commitments relating to the opening and operation of an Airborne For Men(TM) franchise, including rent, utilities, payroll and other incidental expenses.
In addition, franchisees will be required to purchase all of its video and magazine inventory from Metro and all of its men's casual wear and accessories from approved vendors, and will be required to expend an additional 2% of gross sales on advertising expenses. The estimated total initial investment per franchise will range from approximately $165,000 to $230,000, depending on the amount of leasehold improvements, inventory and other start-up expenses required for the proposed franchise location.

     Airborne will assist franchisees by approving prospective Airborne For Men(TM) locations and, if necessary, by finding and securing appropriate Airborne For Men(TM) locations. In addition, Airborne will provide franchisees with specifications and layouts for each approved Airborne For Men(TM) location, an initial training program, a start-up marketing program, and on-site consultation and guidance as requested. Airborne will provide extensive product and support services to its franchise owners, and will derive income from providing these products and services. With the possible exception of offering net 30-day terms on sales of inventory to credit worthy franchisees, Airborne does not intend to provide financing to prospective franchisees. Airborne has not set specific requirements as to who may become an Airborne for Men(TM) franchisee; rather, franchisees will be approved by Airborne based upon management's assessment of the prospective franchisee's net worth, available working capital, business acumen and financial ability to successfully operate an Airborne For Men(TM) franchise.

     The Company has incurred an additional $15,000 in costs associated with its proposed franchise operation for the year ended May 31, 1996. To date, the Company has financed its investment in Airborne's franchise operations through cash flow from operations. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations "). The Company anticipates that the revenues derived from the sale of franchises will offset the costs associated with offering and assisting franchisees in opening Airborne For Men(TM) franchises.

COMPETITION

     Although the Company has distinguished Airborne For Men(TM) stores from traditional adult video retailers in product line and presentation, both Company-owned and franchised Airborne For Men(TM) stores compete with existing adult video retailers who may be situated in better locations. Airborne's franchise operation also competes with many well-established and successful franchisors in the sale of franchises.

ARCUS MEDIA GROUP, INC.

     In October 1994, the Company formed Arcus Media Group, Inc. ("Arcus"), a wholly-owned subsidiary. In November 1994, Arcus acquired certain assets, including equipment and key technical personnel, of Innovative Data Concepts Incorporated, a Pennsylvania corporation previously engaged in computer software development. During the fourth quarter of fiscal 1995, Arcus determined that it would be more efficient and cost effective to engage independent contractors to digitize and convert the Company's motion pictures into the CD-ROM format, and to acquire distribution rights to CD-ROM interactive games authorized by independent software developers. Accordingly, Arcus reduced its in-house technical workforce and relocated its sales and marketing operation to the Company's Rhode Island facility, and the approximately $419,000 in unamortized cost allocated to the previously capitalized employment contract was expensed at May 31, 1995. In May 1995, Arcus filed suit against IDC alleging misrepresentation in connection with the transaction. On May 31, 1996 the suit filed by Arcus against IDC was settled. As a result of the settlement the Company received from IDC 75,000 shares of the 160,000 shares of the Company originally issued to IDC as part of the November 10, 1994 Asset Purchase Agreement.

     Metro has and intends to continue to digitize and convert selected titles from the Company's existing film library to the CD-ROM format, under the Arcus trade name. Arcus has and will continue to develop technically sophisticated products on the most popular personal computer platforms, currently Microsoft Windows(TM)(3) and Apple Macintosh(TM) CD-ROM, primarily for use in home personal computers. Arcus has released 25 full-length CD-ROM titles in the hybrid Windows/Macintosh platform in May, 1996. To capture international sales opportunities, Arcus expects to release these CD-ROM titles utilizing Video CD technology, which will permit playback on both the CDI and MPEG platforms. Future product releases by Arcus will be dependent on the continued market acceptance of its initial product releases.

     Arcus's CD-ROM products enable viewers to enjoy full-screen, full-motion (30 frames per second) CD-ROM visual display. Arcus' product development process includes design, prototyping, programming, computer graphic design, animation, sound and video recordings and quality assurance. Arcus has and expects to continue to utilize third-party designers, artists and programmers to introduce creative and technically superior products. The success of software product development is unpredictable due to the technological complexity, inherent uncertainty in anticipating technological developments, the need for coordinated efforts of numerous technical personnel in such development and the difficulties in identifying and eliminating errors prior to product release.

     Preparation of master CD-ROM discs, user manuals and promotional materials as well as duplication of the CD-ROM discs and printing of the user manuals and packaging has been and will be performed by outside developers to Arcus' specifications. Arcus does not anticipate experiencing






- --------------------

     (3)Microsoft and Windows are registered trademarks of Microsoft Corporation. Macintosh is a registered trademark of Apple Computer Inc.

any material difficulties and delays in the manufacture and packaging of its products. Distribution of Arcus' CD-ROM products will be accomplished through the same distribution network of wholesalers and retailers to whom Metro distributes its adult video products and computer software distributors and retailers. Order fulfillment will be coordinated through Metro's Rhode Island distribution facility.

     Sales of consumer software are highly dependent on the availability of relatively inexpensive personal computers. Major computer manufactures have continued to enhance their lower-end product offerings to consumers by increasing the power and speed of these machines without significantly increasing the price. The inclusion of CD-ROM technology in home personal computers and the decline in prices for CD-ROM hardware will contribute to the demand for CD-ROM software products that can utilize the graphics, sound and data capabilities of the latest hardware technology.

     Although Arcus intends to focus on digitizing selected titles from the Company's existing film library for the foreseeable future, Arcus also intends to engage in the distribution of other adult-theme digital multimedia projects such as interactive games. The Company launched its first CD-ROM inter-active game in July of 1995, Virtual Valerie II, which has been quite successful. The revenue generated by Virtual Valerie II for the fiscal year ended May 31, 1996 was in excess of $750,000. Based on the success of its first CD-ROM inter-active game offering, Arcus is continuing to look for other opportunities in this arena. Arcus's ability to successfully market these products will depend on continued market acceptance of its initial products and the availability of independently produced adult CD-ROM interactive games.

     The Company has no way of accurately assessing the amount of capital resources that will be required to develop future projects, or the amount and extent of financing that will be available to meet these requirements. The Company, in connection with the development of Arcus products, incurred minimal operating costs during fiscal 1996. The Company has financed, and will continue to finance, its investment in Arcus brand products through cash flow from the Company's operations until such time as Arcus can generate sufficient revenues to finance the release of more CD-ROM titles from the Company's motion picture library.

COMPETITION

     There are several competitors of Arcus that have already released adult CD-ROM titles and interactive games, many of whom have significantly greater financial, technical and marketing resources than those of Arcus. Moreover, Arcus believes that new competitors are increasing their focus on the consumer software market which will result in greater competition for Arcus.

MAJOR CUSTOMERS

     Capital Video Corporation operates approximately 26 video and magazine retail stores in the New England and upstate New York areas and accounted for approximately 32% of Metro's net sales for the fiscal year ended May 31, 1996, 32% of Metro's net sales for the fiscal year ended May 31, 1995, and 36% of Metro's net sales for the fiscal year ended May 31, 1994. See "Certain Relationships and Related Transactions". No other customer accounted for more than 10% of Metro's net sales for the fiscal years ended May 31, 1996, 1995 and 1994.

TRADEMARKS AND TRADENAMES

     Metro owns or licenses numerous trademarks and copyrights that it uses in its video and magazine businesses. Its most important trademarks are METRO(TM), INTROPICS(TM), CAL

VISTA(TM), MAGMA(TM) and ULTRACOLOR PUBLICATIONS(TM), and the new AMAZING(TM). Airborne For Men, Ltd. has filed trademark registration applications with respect to its AIRBORNE FOR MEN(TM) tradename and logo. The Company believes that the name recognition and image that it has developed in each of its markets significantly enhance customer response to its sales promotions. Accordingly, trademarks and copyrights are important to the Company's business and the Company intends to aggressively defend them.

GOVERNMENT REGULATION.

     The right to distribute adult videocassettes, magazines and CD-ROM products is protected by the First and Fourteenth Amendments to the United States Constitution, which prohibit Congress or the various states from passing any law abridging the freedom of speech.

     The First and Fourteenth Amendments, however, do not protect the dissemination of obscene material, and several states and communities in which Metro's products are distributed have enacted laws regulating the distribution of obscene material with some offenses designed as misdemeanors and others as felonies, depending on numerous factors. The consequences for violating the state statutes are as varied as the number of states enacting them. Similarly, 18 U.S.C. Section 1460 - 1469 contain the federal prohibitions with respect to the dissemination of obscene material, and the potential penalties for individuals (including corporate directors, officers and employees) violating the federal obscenity laws include fines, community service, probation, forfeiture of assets and incarceration. The range of possible sentences require calculations under the Federal Sentencing Guidelines, and the amount of the fine and the length of the period of the incarceration under those guidelines are calculated based upon the retail value of the unprotected materials. Also taken into account in determining the amount of the fine, length of incarceration or other possible penalty are whether the person accepts responsibility for his or her actions, whether the person was a minimal or minor participant in the criminal activity, whether the person was an organizer, leader, manager or supervisor, whether multiple counts were involved, whether the person provided substantial assistance to the government, and whether the person has a prior criminal history. In addition federal law provides for the forfeiture of: (1) any obscene material produced, transported, mailed, shipped or received in violation of the obscenity laws; (2) any property, real or personal, constituting or traceable to gross profits or other proceeds obtained from such offense; and (3) any property, real or personal, used or intended to be used to commit or to promote the commission of such offense, if the court in its discretion so determines, taking into consideration the nature, scope and proportionality of the use of the property in the offense.

     With respect to the realm of potential penalties facing an organization (such as the Company or Metro), the forfeiture provisions detailed above apply to corporate assets falling under the statute. In addition, a fine may be imposed, the amount of which is tied to the pecuniary gain to the organization from the offense or determined by a fine table tied to the severity of the offense. Also factored into determining the amount of the fine are the number of individuals in the organization and whether an individual with substantial authority participated in, condoned, or was willfully ignorant of the offense; whether the organization had an effective program to prevent and detect violations of the law; and whether the organization cooperated in the investigation and accepted responsibility for its criminal conduct. In addition, the organization may be subject to a term of probation of up to five years.

      Federal and state obscenity laws define the legality or illegality of materials by reference to the United States Supreme Court's three-prong test set forth in Miller v. California, 413 U.S 1593 (1973). This test is used to evaluate whether materials are obscene and therefore subject to regulation. Miller provides that the following must be considered: (a) whether "the average person, applying contemporary community standards" would find that the work, taken as a whole, appeals to the prurient interest; (b) whether the work depicts or describes, in a patently offensive way, sexual conduct specifically defined by the applicable state law; and (c) whether the work, taken as a whole, lacks serious literary, artistic, political or scientific value. The Supreme Court has clarified the Miller test in recent years advising that the prurient interest prong and patent offensiveness prong must be measured against the standards of "an average person, applying contemporary community standards," while the value prong of the test is to be judged according to a reasonable person standard.

     Because the Company is engaged primarily in the wholesale distribution of its products to other wholesalers and/or retailers, the Company can regulate the communities to which it distributes its products. Management has taken steps to ensure compliance with all federal, state and local regulations regulating the content of its motion pictures and print products, by staying abreast of all legal developments in the areas in which its motion pictures and print products are distributed and by specifically avoiding distribution of its motion pictures and print products in areas where the local standards clearly or potentially prohibit these products. In addition, the Company requires that all video material be reviewed by an independent advisory panel comprised of two psychologists, a certified sex therapist, licensed marriage and family therapist, a certified sex educator and a licensed independent clinical social worker. Their review is directed to aspects of serious scientific value as set forth in the Miller test, because that aspect of the test is not limited by community standards but is concerned with whether a reasonable person would find such value in the material, taken as a whole. In light of the Company's efforts to review, regulate and restrict the distribution of its materials, management believes that the distribution of Metro's products does not violate any statutes or regulations.

     Many of the communities in the areas in which Airborne intends to offer Airborne For Men(TM) franchises have enacted zoning ordinances restricting the retail sale of adult entertainment products. Airborne intends to open Airborne For Men(TM) stores and to permit the opening of Airborne For Men(TM) franchises only in locations where the retail sale of adult entertainment products is permitted.

     Distribution rights to video cassettes, magazines and CD-ROM products are also granted legal protection under the copyright laws of the United States and most foreign countries, which provide substantial civil and criminal sanctions for unauthorized duplication and exhibition. Metro plans to take all appropriate and reasonable measures to secure and maintain copyright protection for all of its products under the laws of all applicable jurisdictions.

EMPLOYEES.

     As of May 31, 1996, the Company and its subsidiaries employed approximately 92 persons.

ITEM 2. PROPERTIES.

     In June 1993, the Company relocated its principal administrative offices to an approximately 50,000 square foot office, warehouse and shipping complex located in Cranston, Rhode Island. See "Certain Relationships and Related Transactions". This facility houses Metro's administrative, editorial and operational offices; the data center, customer service, and warehouse and fulfillment facilities. Metro also leases approximately 21,500 square feet of warehouse space in Los Angeles County, California. This site also houses Metro's duplicating laboratory. Because Metro's Rhode Island warehouse facility is not yet at full productive capacity, management of the Company believes that its current facility is suitable and adequate for the foreseeable future.

     In November 1994, the Company relocated its principal executive office to a 5,000 square foot office in Cranston, Rhode Island. See "Certain Relationships and Related Transactions".

     In connection with the acquisition of certain assets of IDC in November 1994, Arcus entered into a lease for approximately 3,200 square feet of office space in Hatboro, Pennsylvania. Arcus vacated this space in August, 1995 and canceled this lease as of that date.

ITEM 3.  LEGAL PROCEEDINGS.

     On August 28, 1995, Metro, Inc. (formerly North Star Distributors, Inc.) was indicted in the United States District Court for the District of Nevada for the interstate transportation of allegedly obscene video cassettes in violation of 18 U.S.C. Sections 1462 and 2. The charges stem from two shipments made by North Star into Las Vegas, Nevada in June and July, 1991, prior to the acquisition of North Star by the Company (see Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act). There are no other legal proceedings pending against the Company or its subsidiaries other than routine litigation that is incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                      None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

      The Company's Common Stock is traded in the over-the-counter market and quoted on the NASDAQ Small Cap Market. There is a limited market for the Company's Common Stock and no assurances can be given that any trading market will be sustained.

                                   COMMON STOCK*
                                   HIGH BID  LOW BID
Fiscal Year Ended May 31, 1996
- ------------------------------
First Quarter                      $ 7.3750  $4.750
Second Quarter                     $ 4.7500  $2.750
Third Quarter                      $ 3.6250  $2.000
Fourth Quarter                     $ 3.4375  $2.250

Fiscal Year Ended May 31, 1995
- ------------------------------
First Quarter                      $10.2500  $5.375
Second Quarter                     $ 8.3750  $6.250
Third Quarter                      $ 7.9380  $6.125
Fourth Quarter                     $ 7.1250  $6.250

Fiscal Year Ended May 31, 1994
- ------------------------------
First Quarter                      $ 3.3750  $3.125
Second Quarter                     $ 3.1250  $1.500
Third Quarter                      $ 4.5000  $0.125
Fourth Quarter                     $10.0000  $4.250

* Such market quotations reflect the high and low prices for the Company's securities as quoted by dealers without retail mark-ups and may not necessarily represent actual transactions.

     At July 31, 1996, there were approximately 442 holders of record of the Company's Common Stock.

     The Company did not pay any cash dividends during its last fiscal year and the Board of Directors does not contemplate doing so in the near future. Any decision as to future payment of dividends will depend on the earnings and financial condition of the Company and such other factors as the Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" at pages F-19 through F-22 herein and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

     The consolidated financial statements and supplemental data of the Company and the report of independent auditors thereon set forth at pages F-1 through F-18 herein are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES.

                                      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Company are as follows:

Name                     Age       Position
- ----                     ---       ---------
T. James Blair           42        Director and Treasurer
Alan S. Casale           46        Director
A. Daniel Geribo         51        Director
Dolores Guglielmi        57        Director
Kenneth F. Guarino       47        President and Secretary

     T. James Blair was elected Treasurer and a Director of the Company in April, 1996. Mr. Blair served as Controller for Triangle Wire and Cable Inc., a manufacturer of building wire, and specialty wire products, from July 1993 to February, 1996. From March, 1990 to July, 1993 Mr. Blair served as Director of Finance and Administration for Hermitage Hospital Products, a manufacturer of medical products. Mr. Blair is a Certified Public Accountant.

     Alan S. Casale has been a principal in the accounting firm of Cardello, Riccitelli & Casale since 1987. Cardello, Riccitelli & Casale were the auditors of record of the Company from December 1992 to February 1993, and audited the financial statements of Metro for the years ended May 31, 1992 and May 31, 1991.

     A. Daniel Geribo has served as President, Treasurer, Secretary and sole director of Capital Video Corporation, which operates a chain of retail video stores in the New England and upstate New York area since November 1994, and from September 1993 to November 1994 served as General Manager of Capital Video Corporation. From January 1983 to May 1993, Mr. Geribo served as President of Unfinished Furniture House, Inc., a chain of retail furniture stores.

     Dolores Guglielmi has been a Registered Nurse Anesthetist for Associates in Anesthesia, Inc. a medical services provider, for more than five years.

       Kenneth F. Guarino has served as President of the Company from October, 1995 until present. Mr. Guarino has served as operations manager of Metro since its inception in 1990 and served as President of the Company from April 1993 to July 1994. From March 1992 to present, Mr. Guarino has also served as operations manager, and prior to that served as assistant operations manager for more than the past five years, of Capital Video Corporation, which operates a chain of retail video stores in the New England and upstate New York area.
On October 13, 1992, Mr. Guarino was indicted in the United States District Court for the District of Nevada for allegedly participating in a conspiracy to influence a union representative in violation of 18 U.S.C.Section 371. On August 25, 1994, the indictment was replaced with a superseding indictment to add a charge alleging that Mr. Guarino participated in a conspiracy to impede the Internal Revenue Service in the assessment and collection of federal income taxes owed by another individual. The charges are completely unrelated to Mr. Guarino's involvement with Metro, Inc. or the Company, and counsel for Mr. Guarino believes that there are meritorious defenses to the charges. According to counsel for Mr. Guarino, the first charge involves a claim that Mr. Guarino participated in a conversation, constituting the alleged violation, regarding a Las Vegas stage production of which Mr. Guarino was an investor. There is no claim that any contact with any official was ever made or that any benefit was ever offered or paid. The second charge involves a claim that a corporation in which Mr. Guarino is a shareholder made payments to an individual who did not report the payments on a federal income tax return. There is no claim that Mr. Guarino or the corporation failed to pay any required income tax. Although each charge carries a maximum penalty of 60 months incarceration, it is difficult to ascertain that potential penalties that may be incurred by Mr. Guarino if convicted. The ultimate penalty, if any, will be determined based upon a formula under the Federal Sentencing Guidelines and depends on a number of variables such as the actual tax loss, if any, proven by the government and the degree of participation by Mr. Guarino in the alleged conspiracies. Given this uncertainty, any assessment of the impact that this matter may have on the Company would be purely speculative at this time.

     On August 28, 1995, Mr. Guarino and North Star Distributors, Inc., now known as Metro, Inc., were indicted in the United States District Court for the District of Nevada for the interstate transportation of allegedly obscene video cassettes in violation of 18 U.S.C. Sections 1462 and 2. The charges stem from two shipments made by North Star into Las Vegas, Nevada in June and July, 1991, prior to the acquisition of North Star by the Company. Both North Star and Mr. Guarino have vehemently denied these charges, and counsel for North Star and Mr. Guarino believe that there are meritorious defenses to the charges. Although these charges carry a maximum penalty of 60 month incarceration, it is difficult to ascertain what potential penalties may be incurred by Mr. Guarino if convicted. Potential penalties for individuals violating the federal obscenity laws include fines, community service, probation and incarceration. The range of possible penalties require calculations under the Federal Sentencing Guidelines, and the amount of the fine and the length of the period of incarceration under those guidelines are calculated, in part, based upon the retail value of the unprotected materials. Also taken into account in determining the amount of the fine, length of incarceration or other possible penalty are whether the person accepts responsibility for his or her actions, whether the person was a minimal or minor participant in the criminal activity, whether the person was an organizer, leader, manager or supervisor, whether multiple counts were involved, whether the person provided substantial assistance to the government, and whether the person has a prior criminal history. With respect to the realm of potential penalties facing Metro, a fine may be imposed, the amount of which is tied to the pecuniary gain to the organization from the offense or determined by a fine table tied to the severity of the offense. Also factored into determining the amount of the fine are the number of individuals in the organization and whether an individual with substantial authority participated in, condoned, or was willfully ignorant of the offense; whether the organization had an effective program to prevent and detect violations of the law; and whether the organization cooperated in the investigation and accepted responsibility for its criminal conduct. In addition, the organization may be subject to a term of probation of up to five years. Given these uncertainties, any assessment of the impact that this matter may have on the Company would be purely speculative at this time.

     In addition to the Directors and Executive Officers listed above, Dennis Nichols is expected to make a significant contribution to the business of the Company and its subsidiaries. Dennis Nichols has served as President and sole director of Metro since its inception in 1990, and previously served in executive capacitates with Metro Inc., a video distribution company. From March 1992 to November 1994, Mr. Nichols served as President, Treasurer, Secretary and sole director of Capital Video Corporation, which operates a chain of retail video stores in the New England and upstate New York area. Mr. Nichols is 47 years old.

      On April 11, 1996, Mr. Blair was elected to the Company's Board of Directors, and filed Form 3 on May 23, 1996. In August, 1996, Dolores Guglielmi filed a Form 5 with respect to the exercise of outstanding warrants during fiscal 1996. In August 1995 Mr. Guarino filed a Form 4 with respect to transactions made by his spouse in July 1994. The Company is not aware of the failure of any person to file any form required by Section 16 (a) of the Exchange Act.

     No director or executive officer serves pursuant to any arrangement or understanding between him or her and any other person(s), other than arrangement or understandings with directors and officers acting solely in their capacity as such.

ITEM 10.  EXECUTIVE COMPENSATION.

                                                     ANNUAL COMPENSATION         LONG TERM COMPENSATION
                                               ----------------------------  ----------------------------------
                                                                  OTHER
 NAME AND PRINCIPAL       FISCAL                                  ANNUAL                               ALL OTHER
 POSITION                 YEAR        SALARY         BONUS        COMP.       AWARDS      PAYOUTS      COMP.
- -----------------------------------------------------------------------------------------------------------------
 KENNETH F. GUARINO       1996     $      83,798       -           -           -            -           -

 PRESIDENT (1)            1995     $     383,907       -           -           -            -           -

                          1994     $     378,975       -           -           -            -           -

 CARL BRUNO               1996     $      17,600       -           -           -            -           -

 PRESIDENT (2)            1995     $      41,616       -           -           -            -           -

                          1994     $         N/A       -           -           -            -           -


(1) Mr. Guarino was elected President of the Company effective April 28, 1993. Prior to this election, Mr. Guarino served as Operations Manager of Metro. Mr. Guarino resigned as President of the Company effective July 27, 1994 and resumed his position as Operations Manager of Metro. Mr. Guarino was elected President effective October 31, 1995.

(2)  Mr. Bruno served as President from July 27, 1994 until October 31, 1995.




                                Options / SAR Grants in Last Fiscal Year
                                ----------------------------------------
                                 Number of         % of Total                       Market
                                Securities        Options/SARs                     Price on
                                Underlying         Granted to      Exercise or      Date of
                               Options/SARs       Employees in      Base Price       Grant       Expiration
 Name                             Granted         Fiscal Year       ($/share)      ($/share)        Date
- --------------------------------------------------------------------------------------------------------------
 NA                                  0                 -                -              -              -

Aggregated Options / SAR Exercises in Last Fiscal Year and fiscal year-end Option / SAR Values
- ----------------------------------------------------------------------------------------------

                                                             Number of Securities      Value of Unexercised
                                                                  Underlying               In-the-Money
                                                                 Unexercised             Options/SARs at
                                                               Options/SARs at                FY-end
                                                                    FY-End

 Name                    Shares Acquired    Value               Exercisable /             Exercisable /
                         on exercise (#)    Realized ($)        Unexercisable             Unexercisable
- ----------------------------------------------------------------------------------------------------------
 Kenneth Guarino                0                 -             150,000/50,000                  -

     Until October 1994 Messrs. Garber and Chalcraft received $1,250 per calendar quarter as compensation for services rendered as Directors. Effective October 1994, the Company agreed to pay all directors who are not employees of the Company $300.00 per scheduled meeting.

     In September 1993, a disinterested majority of the Board of Directors authorized the execution of an Employment Agreement with Kenneth F. Guarino, effective as of January 1, 1993. The Agreement is for a term of four years; however, on December 31, 1995 and on each December 31 thereafter (the "Renewal Date"), the term shall automatically be extended for an additional one year period unless Metro notifies Mr. Guarino in writing on or before the applicable Renewal Date that Metro does not wish to extend the Agreement beyond the term thereof. The Agreement provides for a salary of $312,000 for the calendar year 1993, which shall be automatically increased fifteen percent annually and reviewed periodically by the Board of Directors. In addition, the Company granted Mr. Guarino stock options to purchase up to 200,000 shares of Common Stock at a purchase price of $1.50 per share, exercisable in four annual installments of 50,000 shares commencing January 1, 1994. On July 27, 1994, a disinterested majority of the Board ratified Mr. Guarino's Employment Agreement and Stock Option Agreement notwithstanding the resignation of Mr. Guarino as President of the Company. Except as set forth above, no other executive officer received salary and bonus exceeding $100,000 in any of the last three fiscal years except for Anthony P. Santucci who received $123,914 and $109,302 in the fiscal years 1995 and 1994, respectively. Mr. Santucci resigned as treasurer in August, 1995.

     Effective December 31, 1995, the Company and Mr. Guarino agreed, in light of the Company's performance for the fiscal year ended May 31, 1995 and Mr. Guarino's need to devote time and energy to personal and other business matters during the year, to reduce Mr. Guarino's salary to $83,798 for the fiscal year ended May 31, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth certain information regarding the Company's Common Stock beneficially owned as of July 31, 1996, by each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) by each of the Company's directors, and by all executive officers and directors as a group.

                                                       NO. OF SHARES OF                        PERCENTAGE OF
                                                         COMMON STOCK                            BENEFICIAL
 NAME AND ADDRESS                                     BENEFICIALLY OWNED                       OWNERSHIP (1)
 Officers and Directors
 ----------------------

 T. James Blair
 1060 Park Avenue
 Cranston, RI  02910                                               None                                     *

 Alan S. Casale
 1140 Reservoir Avenue
 Cranston, RI  02920                                                 20                                     *

 A. Daniel Geribo
 788 Reservoir Avenue, Suite 300
 Cranston, RI  02910                                               None                                     *

 Dolores Guglielmi
 27 Sherman Avenue
 Lincoln, RI  02865                                              24,000                                     *

 Kenneth F. Guarino
 1060 Park Avenue                                             2,228,780   (2)(3)
 Cranston, RI  02910                                                                                  62.29%

 All Executive Officers and Directors as
 a group (8 people)                                           2,252,800   (2)(3)                      62.96%

 Other 5% Beneficial Owners
 --------------------------

 Zeon Corporation
 1060 Park Avenue
 Cranston, RI  02910                                          1,237,065   (3)                         34.57%

 Greystone Associates, L.P.
 1060 Park Avenue
 Cranston, RI  02910                                          1,237,065   (3)                         34.57%

 Colby Development Corp.
 1060 Park Avenue
 Cranston, RI  02910                                          1,237,065   (3)                         34.57%

 Dennis Nichols
 1060 Park Avenue
 Cranston, RI  02910                                          1,258,065   (3)                         35.16%

 Capital Video Corporation
 1060 Park Avenue
 Cranston, RI 02910                                             730,863                               20.43%

* Beneficial ownership represents less than 1% of the outstanding common stock.

(1) Assumes 3,428,034 shares of Common Stock issued and outstanding at July 31, 1996 and 150,000 unexercised stock options.

(2) Includes 150,000 shares issuable upon the exercise of stock options held by Mr. Guarino. Includes 18,000 shares held by Mr. Guarino's wife, for which Mr. Guarino disclaims beneficial ownership. Includes 41,000 shares owned by a non-profit charitable corporation of which Mr. Guarino and his wife serve as 2 of the 3 members of the Board of Directors for which Mr. Guarino disclaims beneficial ownership. Includes 730,863 shares held by Capital Video Corporation.

(3) Includes 1,236,750 shares held of record by Zeon Corporation and 315 shares held of record by Metro, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Zeon Corporation is the record owner of 1,236,750 shares of the Company. Zeon Corporation is owned 40% by Dennis Nichols and 60% by Greystone Associates, L.P., a Rhode Island limited partnership of which Colby Development Corp., a Rhode Island corporation serves as sole general partner. Kenneth F. Guarino is the sole shareholder of Colby Development Corp.

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

     In connection with the November 30, 1995 transaction, Capital Video Corporation agreed to assume in indebtedness of Airborne to Kenneth F. Guarino evidenced by the Promissory Note of Airborne dated September 30, 1994 (the "Airborne Note"). At November 30, 1995, the outstanding principal balance of the Airborne Note was $292,711, plus accrued interest of $26,503.

     In addition, Capital Video Corporation agreed to assume the indebtedness of Metro, Inc. to Metro Equipment Company evidenced by the Promissory Note of North Star Distributors, Inc. dated June 1, 1991 (the "1/1/92 North Star/MEC Note"). At November 30, 1995, the outstanding principal balance of the 1/1/92 North Star/MEC Note was $97,323, plus accrued interest of $12,530. In addition, Capital Video Corporation agreed to assume a portion of the indebtedness of Metro, Inc. to Metro Equipment Company evidenced by the Promissory Note of North Star Distributors, Inc. dated 6/1/92 (the "6/1/91 North Star/MEC Note"). At November 30, 1995, the outstanding principal balance of the 6/1/91 North Star/MEC Note that Capital Video Corporation agreed to assume was $232,894, plus accrued interest of $64,624.

     In connection with the January 31, 1996 transaction, Capital Video Corporation agreed to assume the balance of indebtedness of Metro, Inc. under the 6/1/91 North Star/MEC Note. At January 31, 1996, the outstanding principal balance of the 6/1/91 North Star/MEC Note that Capital Video Corporation agreed to assume was $337,736. In addition, Capital Video Corporation agreed to assume a portion of the indebtedness of Metro, Inc. to Metro Plus Company evidenced by the Promissory Note of North Star Distributors, Inc. dated June 1, 1991 (the "6/1/91 North Star/MPC Note"). At January 31, 1996, the outstanding principal balance of the 6/1/91 North Star/MPC Note that Capital Video Corporation agreed to assume was $12,625.

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

     A. Daniel Geribo serves as the sole officer and director of, and Mr. Guarino also serves as the operations manager and is 100% owner of, Capital Video Corporation ("CVC") which operates a chain of retail video stores in the New England and upstate New York area. Capital Video Corporation accounted for $6,297,550 (32%), $5,625,047 (32%), and $4,639,194 (36%) of the net sales of
Metro, Inc. for the fiscal years ended May 31, 1996, 1995, and 1994 respectively. At May 31, 1996, $662,807 (21%) of Metro's outstanding accounts receivable were due from Capital Video Corporation, secured by a security interest in all of the inventory of Capital Video Corporation and the personal guaranty of Mr. Guarino's wife. At May 31, 1995, $205,561 (7%) of Metro's outstanding accounts receivable were due from Capital Video Corporation and at May 31, 1994, $731,503 (34%) of Metro's outstanding accounts receivable were due from CVC. The age of the accounts receivable from CVC is as follows:

                                   Current        30-60 days        60-90 days       Over 90 days
                                   -------        ----------        ----------       ------------
     May 31, 1996                $ 566,033         $  96,774         $       0         $        0

     May 31, 1995                $ 205,561         $       0         $       0         $        0

     May 31, 1994                $ 380,541         $ 239,357         $ 116,605         $        0


     The significant increase in Metro's accounts receivable from Capital
Video is the result of increased sales due to Capital opening new stores, and a reflection of Capital's excellent payment history with Metro. Metro intends to permit CVC to return to the previous net 60 day payment terms. Management of the Company has determined that, given the volume of business Capital Video has historically provided to Metro, the value of the CVC inventory (which is monitored by Metro and in which Metro retains a security interest), and the inability of CVC to obtain inventory financing elsewhere, such aging is reasonable and in the best interests of the Company.

     During the fourth quarter of fiscal 1995, CVC advanced the Company an aggregate $1,000,000, bearing interest at the rate of 12%, to be repaid on or before May 31, 1995. Effective June 1, 1995, CVC agreed to extend the loan to July 31, 1997, and the interest rate was increased to 15%. On November 30, 1995 the outstanding note payable in the principal amount of $1,000,000 plus $95,866 of accrued interest payable was converted to 730,568 shares of the Company's common stock.

     During the fiscal year 1995 and 1996, Mr. Guarino made aggregate advances to the Company of $63,383 and $40,000, respectively, bearing interest at 12%, to be repaid on or before May 31, 1997 and May 31, 1998, respectively. The terms of the $40,000 loan are subject to ratification by the Company's Board of Directors.

     Effective May 1, 1993, Metro entered into a lease with Castle Properties, L.L.C. for an approximately 50,000 square foot office, warehouse and shipping complex located in Cranston, Rhode Island. This new facility houses Metro's executive, administrative, editorial and operational offices, the data center and customer service, warehouse and fulfillment facilities. The lease is for a term of 10 years with two five-year renewal options, and provides for a fixed annual rent of $245,200 for the first five years, triple net. The annual rent for lease years 6 through 10 as well as the rent for the renewal terms, if any, shall be adjusted based on increases in the consumer price index.
Approximately 7,500 square feet of the facility is sublet to Capital Video Corporation under an oral, month-to-month lease agreement for $5,000 per month for June, 1995 and $9,000 per month for July, 1995 through May, 1996. Castle Properties, L.L.C. is a Rhode Island limited liability company principly owned by Mr.
Guarino's wife.

     Effective September 26, 1994, Airborne for Men, Ltd., a wholly-owned subsidiary, the Company, acquired 100% of the capital stock of Eastern Sales, Inc., a Rhode Island corporation, from Kenneth Guarino. Eastern Sales operates an adult video and magazine retail store in Johnston, Rhode Island, which opened as the first company-owned Airborne for Men(TM) retail store in October 1994. The purchase price of the stock was $324,000, payable $24,000 at closing, and the balance in the form of a promissory note, bearing interest at the rate of twelve percent, amortized over sixty months commencing November 1, 1994. The purchase price was negotiated based on a multiple of 2.5 times the average annual earnings of Eastern Sales over the 18 month period immediately preceding the transaction, plus the book value of inventory and leasehold improvements of Eastern Sales at closing, and was unanimously approved by the Board of Directors of the Company.

     On January 13, 1995, the Company entered into a lease agreement with Centurion Financial Group, L.L.C. for approximately 5,000 square feet of office space in Cranston, Rhode Island, with a monthly rent of $5,833.33, effective June 1, 1994. The lease is for a term of 5 years, with a 5 year renewal option. Centurion Financial Group, L.L.C. is a Rhode Island limited liability company principally owned by a trust for the benefit of Mr. Guarino's children. This lease was terminated by mutual agreement of the parties during the year ended May 31, 1996.

Conflicts of Interest

     Of necessity, some inherent conflict of interest is involved whenever Officers, Directors and others acting on behalf of the Company supply services or goods to the Company for compensation. Additional conflicts and non-arm's length transactions may arise in the future when Company officers or directors are involved in the management of any other company with which the Company transacts business. Conflicts may also arise with respect to opportunities which come to the attention of such persons. Conflicts may also arise with respect to the amount of time and effort devoted to respective businesses and opportunities.

     Many of the persons who perform services as officers, and directors to the company are actively, and in the future will be, involved in businesses from which they derive income, other than the Company. Their activities may include information and management of business ventures, the legal profession, purchase and sale of real estate and pursuit of other opportunities. It is expected that these persons will continue their separate business activities in conjunction with their activities at the Company.

     Although the Board of Directors believes that members of Management will be of great assistance to the Company in the fulfillment of its corporate mission, some transactions may and will occur where the Company and a member of Management will have conflicts in particular respects. Prospective investors are specifically cautioned that such conflicts will occur as a routine matter in the operation of the Company. However, it is intended that, in accordance with legal principals applicable to corporations, Company action will be determined whenever possible by a disinterested majority of the Board of Directors.

     It is the Company's policy that all transactions in which an officer, director or 5% shareholder has a direct or indirect interest be on terms no less favorable to the Company than the Company would grant to or obtain from a independent third-party in a arms-length transaction. Because a majority of the Broad of Directors are not affiliated with Capital Video Corporation, all transactions between the Company or Metro and Capital Video Corporation have been, and all future transactions will be, approved and/or ratified by a disinterested majority of the Board of Directors.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS.

     2.1 Amended and Restated Acquisition Agreement dated as of November 5, 1992 between the Registrant and Zeon Corporation, as filed with the Commission on March 26, 1993 as Exhibit 2.1 to Form 8 and incorporated herein by reference.

     3.1 Articles of Incorporation, as filed with the Commission on August 23, 1988 as Exhibit 3.1 to the Registration Statement on Form S-18 and incorporated herein by reference.

     3.2    Bylaws, as filed with the Commission on August 23, 1988 as Exhibit
            3.2 to the Registration Statement on Form S-18 and incorporated herein by reference.

     3.3 Articles of Amendment of Articles of Incorporation of the Registrant, as filed with the Commission on January 17, 1995 as
            Exhibit 3.3 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended November 30, 1994 and incorporated herein by reference.

     3.4 Amendment to Bylaws of the Registrant, as filed with the Commission on January 17, 1995 as Exhibit 3.4 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended November 30, 1994 and incorporated herein by reference.

*    3.5    Articles of Amendment of Articles of Incorporation of the
            Registrant

     4.1 Warrant Agreement dated as of February 13, 1992 between the Registrant and First Securities Transfer Systems, Inc., as filed with the Commission on March 26, 1993 as Exhibit 4 to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1992 and incorporated herein by reference.

     10.1 Employment Agreement dated September 9, 1993 between the Registrant, North Star Distributors, Inc. and Kenneth F. Guarino, as filed with the Commission on February 3, 1994 as Exhibit 10.1 to the Annual Report on Form 10-KSB for the fiscal year ended May 31, 1993 and incorporated herein by reference.

     10.2 Stock Option Agreement dated September 9, 1993 between the Registrant and Kenneth F. Guarino, as filed with the Commission on February 3, 1994 as Exhibit 10.2 to the Annual Report on Form 10-KSB for the fiscal year ended May 31, 1993 and incorporated herein by reference.

     10.3 Termination Agreement dated September 9, 1993 between Metro Control Company and Metro, Inc., as filed with the Commission on February 3, 1994 as Exhibit 10.3 to the Annual Report on Form 10-KSB for the fiscal year ended May 31, 1993 and incorporated herein by reference.

     10.4 Lease Agreement dated September 9, 1993 between Castle Properties, L.L.C. and Metro, Inc., as filed with the Commission on February 3, 1994 as Exhibit 10.4 to the

            Annual Report on form 10-KSB for the fiscal year ended May 31, 1993 and incorporated herein by reference.

     10.5 Security Agreement dated September 24, 1993 between Metro, Inc. and Capital Video Corporation, as filed with the Commission on February 3, 1994 as Exhibit 10.5 to the Annual Report on Form 10-KSB for the fiscal year ended May 31, 1993 and incorporated herein by reference.

     10.6 Guaranty of Elvira Famiglietti dated December 1, 1993, as filed with the Commission on February 3, 1994 as Exhibit 10.6 to the Annual Report on form 10-KSB for the fiscal year ended May 31, 1993 and incorporated herein by reference.

     10.7 Promissory Note of Airborne for Men, Ltd. dated September 30, 1994 payable to the order of Kenneth F. Guarino, as filed with the Commission on October 14, 1994 as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended November 30, 1994 and incorporated herein by reference.

     10.8 Lease Agreement dated January 13, 1995 between Centurion Financial Group, LLC and the Registrant, as filed with the Commission on January 17, 1995 as Exhibit 10.13 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended November 30, 1994 and incorporated herein by reference.

     10.9 Asset Purchase Agreement dated November 5, 1994 between Innovative Data Concepts Incorporated, Arcus Media Group, Inc. and the Registrant, filed as Exhibit 10.14 to the Post-Effective Amendment No. 14 to the Registration Statement on form SB-2 and incorporated here by reference.

     10.10  Form of Airborne For Men, Ltd. Franchise Agreement, filed as
            Exhibit 10.15 to the Post-Effective Amendment No. 14 to the Registration Statement on Form SB-2 and incorporated herein by reference.

     10.11  Promissory note of Metro, Inc.  payable to the order of Capital
            Video      Corporation dated as of March 29, 1995 in the principal
            amount of $1,000,000 as filed with the Commission as Exhibit 10.12 to the Form 10-KSB for the fiscal year ended May 31, 1995 and incorporated herein by reference.

     10.12 Promissory note of Metro, Inc. payable to the order of Kenneth F. Guarino dated as of May 24, 1995 in the principal amount of $63,393 as filed with the Commission as Exhibit 10.13 to the Form 10-KSB for the fiscal year ended May 31, 1995 and incorporated herein by reference.

     10.13 Capital Stock Purchase Agreement dated as of November 30, 1996 by and between Airborne for Men, Ltd. and Capital Video Corporation, as filed with the Commission on December 10, 1996 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.

     10.14 Debt Conversion Agreement between Capital Video Corporation and the Registrant, as filed with the Commission on December 11, 1996 as
            Exhibit 10.2 to the Form 8-K and incorporated herein by reference.

     10.15 Capital Stock Purchase Agreement dated as of January 31, 1996 by and between Airborne for Men, Ltd. and Capital Video Corporation as filed with the Commission on May 9, 1996 as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended February 28, 1996 and incorporated herein by reference.

*    10.16  Amendment to Capital Stock Purchase Agreement dated as of November
            30, 1996 by and between Airborne For Men, Ltd. and Capital Video Corporation.

*    10.17  Amendment Agreement dated as of December 31, 1995 between Kenneth
            Guarino and the Registrant.

*    21     Subsidiaries of the Registrant.

*    22     Consent of Trien, Rosenberg, Rosenberg, Weinberg, Ciullo & Fazzari,
            LLP

 *Filed herewith


(B)  REPORTS ON FORM 8-K

                                      None

                              S I G N A T U R E S

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            METRO GLOBAL MEDIA, INC.

                                            By: /s/ Kenneth F. Guarino
                                               ---------------------------
                                            Kenneth F. Guarino, President

                                            Date: August 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                        Date
- ---------                 -----                        ----

/s/ T. James Blair        Treasurer (principal      August 28, 1996
- ------------------        financial and accounting
T. James Blair            officer)


/s/ Kenneth F. Guarino    President (principal      August 28, 1996
- ----------------------    executive officer)
Kenneth F. Guarino

/s/ Alan S. Casale        Director                  August 28, 1996
- -------------------------
Alan S. Casale

/s/ A. Daniel Geribo      Director                  August 28, 1996
- -----------------------
A. Daniel Geribo

/s/ Dolores Guglielmi     Director                  August 28, 1996
- -----------------------
Dolores Guglielmi

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994





                         INDEX TO FINANCIAL STATEMENTS





Independent Auditors' Report                                                                          F-1

Consolidated Balance Sheets                                                                           F-2

Consolidated Statement of Operations                                                                  F-3

Consolidated Statement of Shareholders' Equity                                                        F-4

Consolidated Statement of Cash Flows                                                                  F-5

Notes to Consolidated Financial Statements                                                            F-7

                        INDEX TO MANAGEMENT DISCUSSION

Management Discussion and Analysis of Financial Condition and Results of Operations                   F-23

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Metro Global Media, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Metro Global Media, Inc. and Subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metro Global Media, Inc. and Subsidiaries as of May 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1996, in conformity with generally accepted accounting principles.



                              TRIEN, ROSENBERG, ROSENBERG,
                                  WEINBERG, CIULLO, & FAZZARI, LLP

Morristown, New Jersey
August 9, 1996

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED MAY 31, 1996 AND 1995

                                                                                           1996                     1995
                                                                                           ----                    -----
                                     Assets
                                     ------

Current assets
- --------------
   Cash                                                                              $      360,671          $        67,057
   Accounts receivable, less allowance for doubtful accounts of                           3,210,179                2,748,713
      $40,030 and $30,120, respectively
   Inventory                                                                              4,046,524                3,847,946
   Prepaid expenses and other current assets                                                102,193                   52,872
   Deferred income taxes                                                                     78,500                   80,598
                                                                                     --------------          ---------------
          Total current assets                                                            7,798,067                6,797,186
          --------------------

Motion pictures and other films at cost, less accumulated amortization                    2,658,382                2,678,142
   of $4,377,661 and $2,553,900, respectively

Property and equipment at cost, less accumulated depreciation and                         1,463,059                1,944,930
   amortization of $970,433 and $727,133, respectively

Other assets                                                                                289,731                  327,372
                                                                                     --------------          ---------------

          Total assets                                                               $   12,209,239          $    11,747,630
          ------------                                                               ==============          ===============

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities
- -------------------
   Current portion of long-term debt                                                 $      151,216          $       368,001
   Current portion of capital lease obligations                                             128,063                  120,980
   Short-term borrowings                                                                    506,061                    -
   Accounts payable and accrued expenses                                                  3,403,694                3,990,354
   Income taxes payable                                                                     276,443                   80,186
                                                                                     --------------          ---------------
          Total current liabilities                                                       4,465,477                4,559,521
          -------------------------

Long-term, less current portion                                                             626,847                2,299,039
Capital lease obligations, less current portion                                             304,017                  427,035
Deferred income taxes                                                                        42,000                   94,741
                                                                                     --------------          ---------------
          Total liabilities                                                               5,438,341                7,380,336
          -----------------                                                          --------------          ---------------

Commitments and contingencies

Shareholders' equity
- ---------------------
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding, none
Common stock, $.0001 par value; authorized 10,000,000 shares;                                   341                      234
   issued and outstanding, 3,408,034 and 2,344,884 shares,
   respectively
Additional paid in capital                                                                5,179,098                3,376,276
Retained earnings                                                                         1,635,209                1,109,534
                                                                                     --------------          ---------------
                                                                                          6,814,648                4,486,044
Unearned compensation                                                                       (43,750)                (118,750)
                                                                                     --------------          ---------------

          Total shareholders' equity                                                      6,770,898                4,367,294
          --------------------------                                                 --------------          ---------------

          Total liabilities and shareholders' equity                                 $   12,209,239          $    11,747,630
          ------------------------------------------                                 ==============          ===============


                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                                                                    1996                1995                1994
                                                                    ----                ----                ----
Revenues                                                        $19,526,010         $17,804,301          $12,888,616
Cost of revenues, including amortization of motion
   pictures and other films of $1,873,761, $1,187,186,
   and $722,902 , respectively                                   11,939,031          10,609,199            7,532,764
                                                                -----------         -----------          -----------
                                                                  7,586,979           7,195,102            5,355,852

Selling, general and administrative expenses                      6,747,382           6,832,518            4,285,525
                                                                -----------         -----------          -----------

    Income from operations                                          839,597             362,584            1,070,327
    ----------------------                                      -----------         -----------          -----------

Other income and expenses
- -------------------------
    Interest income                                                   -                  28,473               51,333
    Gain on sale of subsidiaries                                    171,795               -                    -
    Gain on settlement of litigation                                196,400               -                    -
    Miscellaneous income                                              6,623               -                    -
    Interest expense                                               (396,170)           (178,375)            (149,221)
    Other expense                                                     -                (419,000)               -
                                                                -----------         -----------          -----------
                                                                    (21,352)           (568,902)             (97,888)
                                                                -----------         -----------          -----------

    Income (loss) before provision for income taxes                 818,245            (206,318)             972,439
    -----------------------------------------------

Provision for income taxes                                          292,570                 704              345,276
                                                               ------------         -----------          -----------

    Net income (loss)                                          $    525,675         $  (207,022)         $   627,163
    ----------------                                           ============         ===========          ===========

Net income (loss) per share
    Primary                                                    $        .17         $      (.08)         $       .27
    Fully diluted                                                       .17                (.08)                 .26

Weighted average number of shares outstanding
    Primary                                                       3,163,675           2,654,830            2,352,470
    Fully diluted                                                 3,163,675           2,654,830            2,455,639





                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                         Additional
                                                                       Common Stock        Paid-in
                                                                     Shares    Amount      Capital
                                                                   --------    ------     ---------
Balance, May 31, 1993                                             2,042,884      $204    $2,121,181
Shares issued:
  as compensation for services rendered by consultants               27,000         3        36,997
  in connection with a private placement of 55,000 shares            10,000         1        59,999
Amortization of unearned compensation
Net income
                                                               ------------  --------   -----------

Balance, May 31, 1994                                             2,079,884       208     2,218,177

Shares issued:
  as compensation for services rendered by consultants               50,000         5       333,120
  in connection with a private placement of 55,000 shares            45,000         4       269,996
  in connection with the acquisition of certain assets from
    Innovative Data Concepts, Inc. (IDC)                            160,000        16       479,984
  Upon exercise of options                                           10,000         1        74,999
Amortization of unearned compensation
Net loss
                                                               ------------  --------   -----------

Balance, May 31, 1995                                             2,344,884       234     3,376,276

Shares issued:                                                       55,666         6       289,657
  as compensation for services rendered by consultants              730,568        73     1,095,793
  in connection with the conversation of a $1,000,000 note          (75,000)       (8)     (224,992)
payable                                                             306,916        31       460,493
  in connection with the "IDC" settlement of litigation              45,000         5       181,871
  Upon exercise of warrants
  Upon exercise of options
                                                                -----------  --------   -----------
Amortization of unearned compensation
Net income                                                        3,408,034      $341    $5,179,098
                                                                  =========      ====    ==========

Balance, May 31, 1996

                                                                Retained       Unearned
                                                                Earnings     Compensation       Total
                                                               ----------    ------------    -----------
Balance, May 31, 1993                                           $  689,393     $(268,750)    $2,542,028
Shares issued:
  as compensation for services rendered by consultants                                           37,000
  in connection with a private placement of 55,000 shares                                        60,000
Amortization of unearned compensation                                             75,000         75,000
Net income                                                         627,163                      627,163
                                                               -----------   -----------    -----------

Balance, May 31, 1994                                            1,316,556      (193,750)     3,341,191

Shares issued:
  as compensation for services rendered by consultants                                          333,125
  in connection with a private placement of 55,000 shares                                       270,000
  in connection with the acquisition of certain assets from
    Innovative Data Concepts, Inc. (IDC)                                                        480,000
  Upon exercise of options                                                                       75,000
Amortization of unearned compensation                                             75,000         75,000
Net loss                                                          (207,022)                    (207,022)
                                                               -----------  ------------    -----------

Balance, May 31, 1995                                            1,109,534      (118,750)     4,367,294

Shares issued:                                                                                  289,663
  as compensation for services rendered by consultants                                        1,095,866
  in connection with the conversation of a $1,000,000 note                                     (225,000)
payable                                                                                         460,524
  in connection with the "IDC" settlement of litigation                                         181,876
  Upon exercise of warrants                                                       75,000         75,000
  Upon exercise of options                                         525,675                      525,675
                                                               -----------  ------------    -----------
Amortization of unearned compensation
Net income                                                      $1,635,209     $ (43,750)    $6,770,898
                                                                ==========   ===========     ==========

Balance, May 31, 1996



                 See Note to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                                                                         1996                 1995                 1994
                                                                         ----                 ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $      525,675        $   (207,022)        $    627,163
   Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
            Depreciation and amortization                                2,152,026           1,455,581              882,244
            Loss on abandonment of equipment                                16,389               -                    -
            Gain on sale of subsidiaries                                  (171,795)              -                    -
            Gain on settlement of litigation                              (196,400)              -                    -
            Amortization of unearned compensation                           75,000              75,000               75,000
            Amortization of goodwill                                        12,666              23,568                -
            Consulting services for common stock                           289,663             333,125               37,000
            Loss on cancellation of employment contract                      -                 419,000                -
            (Increase) decrease in assets:
              Accounts receivable                                         (483,777)           (624,831)             517,778
              Inventory                                                   (567,989)         (1,817,618)            (555,629)
              Prepaid expenses and other current assets                    (49,321)             86,617             (113,930)
              Other assets                                                (208,912)              7,706              (41,175)
            Increase (decrease) in liabilities:
              Accounts payable and accrued expenses                       (212,054)          2,010,875             (337,853)
              Income taxes payable                                         196,257            (196,824)              33,234
              Deferred income taxes                                        (50,643)             (7,249)             (10,336)
                                                                      ------------        ------------         ------------

            Net cash provided by operating activities                    1,326,785           1,557,928            1,113,496
            -----------------------------------------                 ------------        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of common stock                             642,399             345,000               60,000
    Net proceeds from line of credit                                       506,061               -                   27,330
    Increase in notes payable                                              122,447           1,063,393                -
    Principal payments on notes payable                                    (38,133)           (152,451)            (228,692)
    Principal payments on capital lease obligations                       (107,247)           (100,442)             (34,016)
                                                                      ------------        ------------         ------------

            Net cash provided by financing activities                    1,125,527           1,155,500             (175,378)
            -----------------------------------------                 ------------        ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Collections of notes receivable                                          -                 414,607               88,717
    Investments in motion pictures and other films                      (1,803,999)         (2,806,051)            (660,613)
    Purchase of property and equipment                                    (301,793)           (606,782)             (44,438)
    Cash transferred in connection with sale of subsidiaries               (52,906)              -                    -
                                                                      -------------       ------------         ------------

            Net cash used by investing activities                       (2,158,698)         (2,998,226)            (616,334)
            -------------------------------------                     ------------        ------------         ------------

Net increase (decrease) in cash                                            293,614            (284,798)             321,784
Cash, beginning of year                                                     67,057             351,855               30,071
                                                                      ------------        ------------         ------------

CASH, END OF YEAR                                                     $    360,671        $     67,057         $    351,855
                                                                      ============        ============         ============



                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                                                                    1996                1995                1994
                                                                    ----                ----                ----
Supplemental disclosures of cash flow information:

    Cash paid during the year for:
        Interest                                                  $235,066            $132,773             $115,388
                                                                  ========            ========             ========
        Income taxes                                              $147,478            $204,777             $322,628
                                                                  ========            ========             ========

Supplemental schedule of non-cash investing and financing activities:

     During the year ended May 31, 1996, the Company sold three of its subsidiaries for an aggregate price of $1,076,947. As payment, the buyer assumed the Company's debt and accrued interest of $1,076,947. The subsidiaries' net assets over net liabilities (excluding cash transferred of $52,906) in connection with the sale amounted to $852,246 resulting in a gain of $171,795.

     Machinery and equipment of approximately $159,000, was returned to vendor and the related capital lease obligation for $159,252 was canceled during the year ended May 31, 1996.

     During the year ended May 31, 1996, in connection with a litigation settlement, the Company received back its common stock valued at $225,000 reflected as a reduction in stockholders' equity (see Note 3 ).

     Note payable plus accrued interest for $1,095,866 was converted into 730,568 shares of the Company's common stock for the year ended May 31, 1996.

     During the year ended May 31, 1995, the Company issued common stock with a value of $480,000 to acquire certain assets and employment contracs. In addition, during the year ended May 31, 1995, the Company issued a note payable of $324,000 to acquire all of the outstanding common stock of Eastern Sales, Inc. (see Note 3).

     Capital lease obligations of $150,564, $438,642, and $110,239 were incurred during the years ended May 31, 1996, 1995 and 1994, respectively, when the Company entered into leases for office equipment and machinery and equipment.





                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 1996 AND 1995

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
The Company produces and distributes, predominantly in the United States, motion pictures and other films (including magazines, videos and movies) and related ancillary products to wholesalers and retailers oriented to the adult entertainment market.

Name Change
Metro Global Media, Inc. (the "Company") was incorporated, under the name South Pointe Enterprises, Inc. in Florida in November 1987. In February, 1996, the Company changed its name from South Pointe Enterprises, Inc. to Metro Global Media, Inc.

Principles of Consolidation
The consolidated financial statements include the accounts of Metro Global Media, Inc. ("Metro Global") and its wholly-owned subsidiaries (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

Recognition of Revenues
Revenue is recognized at the time the Company sells motion pictures and other products to customers. Substantially all products returned to the Company can either be exchanged for similar products or returned by the company to its vendor. The net effect on operations of such returns from customers was not material for the years ended May 31, 1996, 1995 and 1994.

Fees collected from motion pictures licensed as television program material are recognized as revenue when the license period begins and the licensee is able to exercise rights under the agreement.

Reclassifications
Certain amounts included in the consolidated financial statements and related notes for the fiscal year ended May 31, 1995 have been reclassified to conform with the May 31, 1996 presentation.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Due to their prospective nature, actual results could differ from those estimates.

Allowance for Doubtful Accounts
An allowance has been established based on management's expectation of uncollectables. The Company utilizes the direct write-off method for income tax reporting purposes.

Inventory
Inventory is valued at the lower of cost (first-in, first-out method) or market and consists principally of motion picture films, magazines and novelty items held for resale.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1996 AND 1995

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment
The cost of property and equipment (other than leasehold improvements) is charged to operations over the estimated useful lives of the respective assets using depreciation computed by the straight-line method as follows:

               Machinery and equipment                10 years
               Furniture and fixtures                  7 years
               Office equipment                        5 years
               Leasehold improvements                 Life of lease

Amortization of assets held under capital leases is included in depreciation expense.

Maintenance and minor repairs and replacements are charged directly to operations. Major renewals and improvements are capitalized. Costs and accumulated depreciation applicable to assets sold are removed from the accounts and any gain or loss on disposal is charged or credited to income.

Motion Picture Films
Motion picture films, including films, video cassettes, video libraries, video rights,and CD-ROMs are reflected at the lower of amortized cost or net realizable value. The cost of motion picture films is charged to operations using the individual film forecast computation method, which amortizes film costs in the same ratio as current gross revenues to anticipated total gross revenues. Estimated future revenues are periodically reviewed and, revisions may be made to amortization rates or write-downs made to the film's net realizable value as a result of significant changes in future revenue estimates. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and exploit in a manner consistent with realization of that income. More than 90% of unamortized film costs are expected to be amortized over three years commencing upon the release of the respective motion picture films.

Goodwill
Goodwill represents the excess of cost over fair market value of assets acquired in connection with the acquisition from and commencement of operations of the Company's Eastern Sales, Inc. subsidiary. Such goodwill was amortized over the estimated useful life of ten (10) years through November, 1995 until the Company sold its Eastern Sales, Inc. subsidiary in November, 1995 (See Notes 3 and 12).

Deferred Income Taxes
The Company has adopted Statements of Financial Standards No. 109, "Accounting for Income Taxes". This statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years which taxes are expected to be paid or recovered.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1996 AND 1995

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share
Earnings per common and common equivalent share are based on the average number of common shares outstanding during each period, assuming exercise of all warrants and options that have exercise prices less than the average market price of the common stock using the treasury stock method. Fully diluted computations reflect the additional dilutive effect of using year-end prices, if greater than average prices for the year, under the treasury stock method.

The weighted average number of common shares and common stock equivalent shares utilized in computing earnings per share were 3,026,482 (1996), 2,654,830
(1995) and 2,352,470 (1994) for primary earning per share and 3,026,482 (1996)
2,654,830 (1995) and 2,455,639 (1994) for fully diluted earnings per share.

2.  FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair values are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

Management of the Company estimates that all financial instruments of the Company, except long-term liabilities (notes payable) and a certain trade accounts receivable included in other assets, have a fair value equal to the carrying value. Regarding the fair value of the long-term liabilities and certain trade account receivables, it has been determined that fair value cannot be reasonably estimated since the unique nature, interest rates, repayment terms, restrictions and all related conditions pertaining to these instruments do not provide information that would yield a basis for a sound fair value in accordance with guidelines in SFAS 107.

3.  ACQUISITIONS/DISPOSITIONS

Airborne For Men, Ltd.
During September 1994, Airborne acquired 100% of the capital stock of Eastern Sales, Inc. from an officer/shareholder of the Company. Eastern Sales, Inc. operates a retail store selling adult entertainment theme products. The $324,000 purchase price was payable in the form of a promissory note. The $253,316 excess of purchase price over net assets acquired has been recorded as goodwill, amortized over 10 years, by the straight-line method. In addition, Airborne opened 2 new retail stores in 1995.

Effective January 31, 1996, Airborne for Men, Ltd. sold to Capital Video Corporation the stock of its wholly owned subsidiary A.F.M. Limited for $353,360, and effective November 30, 1995, Airborne for Men, Ltd. sold to Capital Video Corporation the stock of its wholly owned subsidiaries, Eastern Sales, Inc., a Rhode Island corporation, and Airoldco, Inc. (formerly known as Airborne East, Inc.), a Rhode Island corporation for an aggregate price of $723,587.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1996 AND 1995

3.  ACQUISITIONS/DISPOSITIONS (CONTINUED)

In connection with the November 30, 1995 transaction, Capital Video Corporation assumed Airborne's debt to Kenneth F. Guarino, an officer and shareholder, evidenced by the Promissory Note of Airborne dated September 30, 1994 (the "Airborne Note"). At November 30, 1995, the outstanding principal balance of the Airborne Note was $292,713, plus accrued interest of $26,503.

In addition, Capital Video Corporation agreed to assume the indebtedness of Metro, Inc. to Metro Equipment Company evidenced by the Promissory Note of North Star Distributors, Inc. dated June 1, 1991 (the "1/1/92 North Star/MEC Note"). At November 30, 1995, the outstanding principal balance of the 1/1/92 North Star/MEC Note was $97,323, plus accrued interest of $12,530. In addition, Capital Video Corporation agreed to assume a portion of the indebtedness of Metro, Inc. to Metro Equipment Company evidenced by the Promissory Note of North Star Distributors, Inc. dated 6/1/92 (the "6/1/91 North Star/MEC Note"). At November 30, 1995, the outstanding principal balance of the 6/1/91 North Star/MEC Note that Capital Video Corporation agreed to assume was $232,894, plus accrued interest of $64,624.

In connection with the January 31, 1996 transaction, Capital Video Corporation agreed to assume the balance of indebtedness of Metro, Inc. under the 6/1/91 North Star/MEC Note. At January 31, 1996, the outstanding principal balance of the 6/1/91 North Star/MEC Note that Capital Video Corporation agreed to assume was $337,736. In addition, Capital Video Corporation agreed to assume a portion of the indebtedness of Metro, Inc. to Metro Plus Company evidenced by the Promissory Note of North Star Distributors, Inc. dated June 1, 1991 (the "6/1/91 North Star/MPC Note"). At January 31, 1996, the outstanding principal balance of the 6/1/91 North Star/MPC Note that Capital Video Corporation agreed to assume was $12,625.

The Company's total reported gain on the sale of the Airborne stores described above amounted to $171,795.

Arcus Media Group, Inc.
During the year ended May 31, 1995 the Company formed Arcus Media Group, Inc. ("Arcus"), a wholly owned subsidiary, to develop and distribute computer software products oriented to the adult entertainment market.

In November, 1994, Arcus acquired certain assets, including equipment and key technical personnel of IDC for 160,000 restricted shares of the Company's common stock, having a fair value of $480,000. Costs allocated to the purchase of employment contracts of $419,000 were expensed during the year ended May 31, 1995. In May, 1995, Arcus filed suit against IDC and its principals alleging fraud in connection with the transaction and requesting recision and damages. On May 31, 1996 the suit filed by Arcus against IDC and its principals was settled. As a result of the settlement, the Company received from IDC 75,000 shares of its restricted common stock valued at $225,000, of the 160,000 shares originally transferred by Arcus to IDC as part of the November 10, 1994 Asset Purchase Agreement which was reflected as a reduction in stockholders' equity. The 75,000 common shares were retired on effective May 31, 1996. As a result of the settlement of the suit the Company wrote-off its machinery and equipment by $28,600, and a gain on settlement of litigation was recognized for $196,400 in the financial statements for the year ended May 31, 1996.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1996 AND 1995


4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of May 31:

                                                                                          1996                1995
                                                                                          ----                ----
     Machinery and equipment                                                           $1,295,675          $1,253,539
     Furniture and fixtures                                                               438,406             469,219
     Office equipment                                                                     496,805             575,342
     Automobiles                                                                           47,904              47,904
     Leasehold improvements                                                               154,702             326,059
                                                                                      -----------         -----------
                                                                                        2,433,492           2,672,063
     Less accumulated depreciation and amortization                                       970,433             727,133
                                                                                      -----------         -----------

                                                                                       $1,463,059          $1,944,930
                                                                                       ==========          ==========

5.  OTHER ASSETS

Included in other assets, the Company has an outstanding trade accounts receivable from Metro International (an unrelated third party) totalling $211,023 at May 31, 1996. The Company expects to collect its trade receivables in full over an undertermined period of time.

6. MOTION PICTURES AND OTHER FILMS

Motion pictures and other films consist of the following as of May 31:

                                                                                         1996                1995
                                                                                         ----                ----
     Motion picture films produced and released                                       $4,291,995         $2,846,020
     Rights acquired to release motion pictures and oher films                         1,668,653          1,585,705
     CD-Rom                                                                              283,750
     Motion picture films in process                                                     791,645            700,317
     Deposits                                                                                               100,000
                                                                                     -----------       ------------
                                                                                       7,036,043          5,232,042
     Less accumulated amortization                                                     4,377,661          2,553,900
                                                                                     -----------        -----------

                                                                                      $2,658,382         $2,678,142
                                                                                      ==========         ==========

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1996 AND 1995

7. LONG-TERM DEBT

Long-term debt consists of the following as of May 31:

                                                                                                        1996                 1995
                                                                                                        ----                 ----
         Note payable to Metro Plus Company, a related company.  As of May 31, 1996 accrued interest of $40,447 was added to the outstanding principal balance of the note.  The note bearing interest at 9% per annum, is payable in 120 equal monthly installments
         of $7,860 beginning June, 1996 and ending May 31, 2006.                                       $ 620,447          $  592,625

         Note payable to Metro Equipment Company with principal and interest payable in equal semiannual installments of $27,182 from January 1, 1992 through July 1, 1996, bearing interest at 9% per annum.  The note was assumed as part of the sale  of the
         Airborne etail stores (see Note 3).                                                               -                  97,323

         Note payable to Metro Equipment Company, a related company, bearing interest at 9%
         per annum is due and payable in 120 equal monthly installments of $8,881 until
         December 31, 2001.  The  note was assumed as part of the sale  of the Airborne
         retail stores (see Note 3).                                                                       -                 570,630

         Unsecured note payable to Metro Control Company, a related company, is due on
         demand, without interest.                                                                        30,000              30,000

         Note payable to a finance company with principal and interest payable in equal monthly installments of $676 from March, 1994 through March, 1998, bearing interest
         at 8.5% per annum.                                                                               13,723              20,358

         Note payable to shareholder with principal and interest due in May, 1997, bearing
         interest at 12% per annum.                                                                       63,393              63,393

         Note payable to shareholder with principal and interest payable in equal monthly installments of $6,676 from November, 1994 through October, 1999, bearing interest at 12% per annum.  The note was assumed as part of the sale  of the Airborne retail
         stores (see Note 3).                                                                              -                 292,711
                                                                                                   -------------        ------------
         Balance, carried forward                                                                        726,563           1,667,040

MERO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1996 AND 1995

7. LONG-TERM DEBT (CONTINUED)

                                                                                                        1996                 1995
                                                                                                        ----                 ----
         Balance, brought forward                                                                   $    727,563        $  1,667,040

         Note payable to Capital Video Corporation, a related company, with principal and interest due in July, 1997, bearing interest at 15% per annum.  The debt was converted to equity and 730,568 shares of common stock was issued to CVC on November
         30, 1995. (See Notes 10 and 12).                                                                  -               1,000,000

         Note payable to shareholder with principal and interest due in May 1, 1998, bearing
         interest at 12% per annum.                                                                       40,000               -

         Note payable to FanPic, Inc., payable in eight monthly installments of $5,250.00
         commencing on December 1, 1995 through July 1, 1996, non-interest bearing.                       10,500               -
                                                                                                    ------------        ------------
         Less current portion                                                                            778,063           2,667,040
                                                                                                         151,216             368,001
                                                                                                    ------------        ------------
                                                                                                    $    626,847        $  2,299,039
                                                                                                    ============        ============

Annual maturities of long-term debt are as follows:

     Year ended
         May 31,                                                     Amount
         -------                                                     ------
         1997                                                      $   151,216
         1998                                                           90,368
         1999                                                           47,979
         2000                                                           52,479
         2001                                                           57,402
           Thereafter                                                  378,619
                                                                   -----------

                                                                   $   778,063
                                                                   ===========

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1996 AND 1995

7. LONG-TERM DEBT (CONTINUED)

Capital Lease Obligations

                                                                                                        1996                 1995
                                                                                                        ----                 ----
         The Company leases office equipment ($309,628, less accumulated depreciation of
         $104,916 at  May 31, 1996 and $415,468, less accumulated depreciation of $91,413 at
         May 31, 1995),  machinery and equipment ($141,547, less accumulated depreciation of
         $24,541 at May 31, 1996 and $109,530 less accumulated depreciation of $12,690 at May
         31, 1995, and furniture and fixtures ($185,339, less accumulated depreciation of
         $42,144 at May 31, 1996 and $150,667, less accumulated depreciation of $13,413 at
         May 31, 1995) under noncancellable capital leases.  The leases, which expire at various times through 2001 bearing interest at annual rates ranging from 10.895% to
         20.785% provide for aggregate monthly payments averaging $15,100.  All leases are
         secured by the respective assets acquired.                                                     $432,080         $548,015

         Less current portion                                                                            128,063          120,980
                                                                                                        --------         --------

                                                                                                        $304,017         $427,035
                                                                                                        ========         ========

Annual payments under capital lease obligations are due as follows:

     Year ended
       May 31,                                                     Amount
       -------                                                     ------
        1997                                                       $ 181,686
        1998                                                         159,962
        1999                                                         124,252
        2000                                                          66,190
        2001                                                           8,291
                                                                   ---------
                                                                     540,381
          Less deferred interest                                     108,301
                                                                   ---------
                                                                    $432,080
                                                                    ========

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1996 AND 1995

8. SHORT-TERM BORROWINGS

The Company's subsidiary, Metro, Inc. entered into a line of credit agreement in June, 1995 with a finance company. Metro may borrow up to 70% of assigned accounts receivable less than 90 days old, up to a maximum of $750,000. The balance due under the line of credit bears interest at the prime rate plus 6% per annum. In addition, Metro shall pay United Credit a management fee equal to 3/4 of 1% of sales submitted to the finance company for inclusion in the net security value of the accounts receivable, but not more than $7,500 per month. The outstanding balance under the line is secured by the accounts receivable of Metro, and guaranties of the Company and certain officer/shareholders. As of May 31, 1996, notes payable to the finance company totaled $506,061.

9.  INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended May 31:

                                                                      1996                 1995                1994
                                                                      ----                 ----                ----
Current provision
    Federal                                                         $262,001               $7,395           $298,112
    State and local                                                   41,217                  558              7,500
                                                                    --------             --------           --------
                                                                     303,218                7,953            355,612
                                                                    --------             --------           --------
Deferred provision (benefit)
    Federal                                                           (3,037)              (6,741)            (8,316)
    State and local                                                   (7,611)                (508)            (2,020)
                                                                    --------              -------           --------
                                                                     (10,648)              (7,249)           (10,336)
                                                                    --------               ------           --------
       Total                                                        $292,570             $    704           $345,276
       -----                                                        ========             ========           ========


The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the years ended May 31:

                                                                       1996             1995             1994
                                                                       ----             ----             ----
    Statutory federal income tax rate                                34.0 %             34.0 %           34.0 %
    State income taxes, net of federal benefit                        3.2 %            (26.0)%            3.9 %
    Net change attributable to temporary differences                 (1.5)%              3.6 %           (1.1)%
    Net change attributable to permanent differences                    .3%            (11.6)%           (1.3)%
                                                                   --------           --------           ------
                                                                      36.0%              0.0 %           35.5 %
                                                                   ========           ========           ======

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1996 AND 1995

9.  INCOME TAXES (CONTINUED)

Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The significant components of the Company's deferred income tax assets and liabilities at May 31, are as follows:

                                                                           1996                1995
                                                                          Asset               Asset
                                                                       (Liability)         (Liability)
                                                                       -----------         -----------
         Excess depreciation                                            $(146,550)           $(173,456)
         Unearned management compensaton                                  104,550               77,938
         Allowance for doubtful account                                    16,346               12,952
         Inventory capitalization                                          62,154               42,849
         Accrued litigation                                                 -                   25,574
                                                                        ---------            ---------
         Net deferred assets (liability)                                $  36,500            $ (14,143)
                                                                        =========            ==========

No valuation allowance has been provided for these deferred tax assets and liabilities at May 31, 1996 and 1995.

10.  SHAREHOLDERS' EQUITY

Public Offering
In June, 1992, Metro Global completed an offering pursuant to a Registration Statement under the Securities Act of 1933 of 60,000 units (the "units") at an offering price of $6.00 per unit. Each unit consisted of six shares of Metro Global's common stock .0001 par value (the "common stock"), and six class "A" warrants, each exercisable at $1.50 for one share of common stock. A total of 60,000 units were sold pursuant to the offering and Metro Global received net proceeds of $311,215 on July 2, 1992. Metro Global received an additional $64,326 from the exercise of 42,884 of class "A" warrants during June, 1992 through September, 1992; and additional 42,884 common shares were then issued. During August, 1995 the Company issued an aggregate 306,916 share of common stock upon the exercise of outstanding warrants, and received aggregate proceeds of $460,524 from the exercise of said warrants. As of August 11, 1995 the Company had no warrants outstanding. All warrants have been exercised or have expired.

Consultant Stock Compensation Plan
During the year ended May 31, 1994, the Company adopted a Consultant Stock Compensation Plan (the "Plan") which allows the Company to compensate consultants and certain other persons who have provided bona fide service to the Company through the award of the Company's common stock.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1996 AND 1995

10. SHAREHOLDERS' EQUITY (CONTINUED)

As of May 31, 1996, the company has filed registration statements with the Securities and Exchange Commission for 300,000 common shares which may be awarded under the Plan.

During the years ended May 31, 1996, 1995 and 1994, 55,666, 50,000 and 27,000 common shares, respectively, were awarded under this Plan.

During November, 1994, the Company granted options to purchase up to 150,000 common shares to a consultant under the plan. The options were exercisable through May 31, 1995 at prices ranging from $7.50 to $8.50 per share. During the year ended May 31, 1995, options to purchase 10,000 common shares at a price of $7.50 per share were exercised, the balance of the options expired. During June 1995, the company granted options to purchase up to 110,000 common shares to a consultant. The options were exercisable as to 60,000 shares commencing June 8, 1995 (at a price of $6 per share) and as to an additional 50,000 shares commencing September 1, 1995 (at a price of $6.50 per share). Of the options to purchase up to 110,000, 15,000 shares were purchased and the balance of such options expired on December 29, 1995. During November, 1995 the Company granted options to purchase up to 50,000 common shares to a consultant (at a price of $3.50 per share). Options to purchase 15,000 shares at $3.50 a share were exercised and the balance expired on March 31, 1996. During April, 1996 the Company granted options to purchase up to 100,000 common shares to a consultant. The options are exercisable through December 31, 1996
(at a price of $2.625 per share).   As of May 31, 1996 options to purchase
15,000 shares at $2.625 have been exercised.

Private Placement
The company sold 55,000 common shares (45,000 and 10,000 during the fiscal years ended May 31, 1995 and 1994, respectively) at a price of $6.00 per share to a limited number of investors, pursuant to a Private Placement Memorandum dated May 6, 1994.

Debt Conversion
During the quarter ended May 31, 1995, Capital Video Corporation (a related entity) advanced the company $1,000,000 bearing interest at the rate of 12% to be repaid on or before May 31, 1996. Effective June 1, 1995, Capital Video Corporation extended the loan to July 1, 1997 and the interest rate was increased to 15%. Effective November 30, 1995, the Company converted this note payable to Capital Video Corporation plus accrued interest of $95,866 into 730,568 shares of common stock (a conversion price of $1.50 per share deemed to be the fair value) (see Notes 7 and 12). The debt to stock conversion was approved by the Directors on December 7, 1995. The shares bear restrictive legend but Capital has been provided with a registration right exercisable upon demand for up to 250,000 shares. To date, none of these shares have been registered

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1996 AND 1995

11. COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company is obligated under long-term operating leases which require minimum annual rentals as follows:

                                                                       Office and                              Machinery
                                                                        Warehouse                                 and
Year Ending May 31,                                  Total              Premises            Vehicles           Equipment
                                                     -----              --------            --------           ---------
               1997                                $  567,933           $  407,308          $   67,841        $   92,784
               1998                                   437,620              315,073              33,831            88,716
               1999                                   271,293              250,324               5,772            15,197
               2000                                   245,200              245,200
               2001                                   245,200              245,200
     Thereafter                                       469,967              469,967
                                                   ----------           ----------          ----------        ----------
          Total                                    $2,237,213           $1,933,072          $  107,444        $  196,697
          -----                                    ==========           ==========          ==========        ==========

The lease on the Rhode Island warehouse building (Note 12) has a renewal option for two successive additional terms of five years (through April, 2008 and April, 2013, respectively), each based on the current annual rent plus an amount based on the consumer price index one month prior to the date of renewal. The lease requires monthly rentals of $20,433. The lease for the executive offices (Note 12) is for a term of five years ending June 1, 1999, with a five year renewal option. This lease was terminated by mutual agreement of the parties during the year ended May 31, 1996.

The three leases on the California buildings contain cost of living adjustments beginning on May 1, 1994 and May 1, 1996, based on the consumer price index two months prior to the dates specified above. The annual adjustment may be no less than 4% and increase no more than 8% annually. The California leases each have a renewal option for one additional term of five years. The renewal option contains cost of living adjustments beginning on July 1, 1999 and July 1, 2001, based on the same terms specified in the previous paragraph.

Rent expense under operating leases totaled $424,813, $388,645, and $285,816 during the years ended May 31, 1996, 1995 and 1994, respectively.

Uninsured Cash
The Company maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the federal deposit insurance corporation (FDIC) up to $100,000. Uninsured cash and cash equivalents approximated $407,731 at May 31, 1996.

Employment Agreement
The Company entered into an employment agreement (the "Agreement") with an Executive for a four year period beginning on January 1, 1993 and ending December 31, 1996. On December 31, 1995, and on each December 31 thereafter (each such date being hereinafter referred to as a "Renewal Date"), the term of the Executive's employment hereinunder shall automatically be extended for an additional one (1) year period unless Metro notifies the Executive in writing on or before the applicable Renewal Date that Metro does not wish to extend this Agreement beyond the expiration of the term or extended term hereof, as the case may be, in which event, this Agreement shall terminate on the date one
(1) year following such applicable Renewal Date.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1996 AND 1995

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Executive's annual salary under the Agreement is $312,000, which shall be
(i) increased fifteen percent annually effective January 1, of each year during the term of this agreement, and (ii) reviewed periodically for possible increases and shall also be reviewed for possible increases promptly after each future acquisition by the Company of any other corporation or business. Effective May 31, 1996, the agreement was amended to reduce the executive's annual salary to $83,798 which was considered fair value for services rendered during the fiscal year ended May 31, 1996.

In addition to the salary hereinabove provided, the Executive was granted options to purchase 200,000 shares of the Company's common stock at the price of $1.50 per share on January 1, 1993 when the market value of the Company's common stock was $3.00 per share. Unearned compensation of $300,000 is being amortized to operations over the period the options are exercisable. The options expire January 1, 1998. The Executive must be employed by the Company in order to exercise the options.

The options are exercisable as follows:

                                                                        Number of
     January 1,                                                           shares
     ----------                                                           ------
      1994                                                                 50,000
      1995                                                                 50,000
      1996                                                                 50,000
      1997                                                                 50,000
      ----                                                                -------
     Total                                                                200,000
     -----                                                                =======

None of these options were exercised through May 31, 1996.

Other Matters
The Company is a defendant in two claims relating to matters arising in the ordinary course of business. The amount of liability, if any, from the claims cannot be estimated, but management is of the opinion that the outcome of the claims will not have a material impact on the Company's financial position. Nevertheless, due to uncertainties in the settlement process, it is at least reasonably possible that management's view of the outcome will change in the near term.

During the years ended May 31, 1996, 1995 and 1994, one vendor provided substantially all printing services (magazines, video boxes and promotional material) for the Company. Management of the Company believes that other suppliers could provide similar services at comparable terms.

12.  RELATED PARTY TRANSACTIONS

The Company has significant tenant, borrower and customer relationships with companies owned and managed by officers/shareholders of the Company (see Notes 7, 10 and 11). Significant related party transactions for the years ended May 31, 1996, 1995 and 1994 are summarized below.

Capital Video Corporation ("CVC") operates approximately 26 video and magazine retail stores in the New England and New York areas and accounted for approximately 32%, 32%, and 36% of the company's sales for the years ended May 31, 1996, 1995 and 1994, respectively.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1996 AND 1995

12.  RELATED PARTY TRANSACTIONS (CONTINUED)

The Company's accounts receivables include $662,807 and 205,561 due from CVC at May 31, 1996 and 1995. In addition, notes receivable of $414,607 at May 31, 1994 were collected during the fiscal year ended May 31, 1995 (see Note 3). With respect to the accounts receivable from CVC, the Company has perfected a security interest in all of the inventory of CVC. Additionally, the Company has obtained the personal guarantee of the spouse of a principal shareholder of CVC. No allowance for doubtful related party receivables and no related party bad debts expense has been recorded in the accompanying May 31, 1996, 1995 and 1994 financial statements.

The Company leases its Rhode Island warehouse and office facilities from Castle Properties, L.L.C., an affiliate, for its Rhode Island operations.

Additional executive office space was leased in Rhode Island from another affiliate during the year ended May 31, 1995 which was terminated during the year ended May 31, 1996.

A portion of the facility rented from Castle Properties, L.L.C. is sublet to Capital Video Corporation under a month-to-month agreement for $5,000 per month until June 1995 and $9,000 per month from July, 1995 and on. Capital Video Corporation moved most of its operations to another facility in June, 1996 and the month-to-month agreement has been modified to $4,000 per month. Sublease income during the year ended May 31, 1996, 1995 and 1994 totaled $104,000, $60,000 and $60,000 respectively. The rent expense to Castle Properties, L.L.C. for the years ended May 31, 1996, 1995 and 1994 was $245,200, $245,200, and $189,309, respectively.

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

In connection with the November 30, 1995 transaction, Capital Video Corporation agreed to assume in indebtedness of Airborne to Kenneth F. Guarino evidenced by the Promissory Note of Airborne dated September 30, 1994 (the "Airborne Note"). At November 30, 1995, the outstanding principal balance of the Airborne Note was $292,712, plus accrued interest of $26,503.

In addition, Capital Video Corporation agreed to assume the indebtedness of Metro, Inc. to Metro Equipment Company evidenced by the Promissory Note of North Star Distributors, Inc. dated June 1, 1991 (the "1/1/92 North Star/MEC Note"). At November 30, 1995, the outstanding principal balance of the 1/1/92 North Star/MEC Note was $97,323, plus accrued interest of $12,530. In addition, Capital Video Corporation agreed to assume a portion of the indebtedness of Metro, Inc. to Metro Equipment Company evidenced by the Promissory Note of North Star Distributors, Inc. dated 6/1/92 (the "6/1/91 North Star/MEC Note"). At November 30, 1995, the outstanding principal balance of the 6/1/91 North Star/MEC Note that Capital Video Corporation agreed to assume was $232,893, plus accrued interest of $64,623.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1996 AND 1995

12.  RELATED PARTY TRANSACTIONS (CONTINUED)

In connection with the January 3,1 1996 transaction, Capital Video Corporation agreed to assume the balance of indebtedness of Metro, Inc. under the 6/1/91 North Star/MEC Note. At January 31, 1996, the outstanding principal balance of the 6/1/91 North Star/MEC Note that Capital Video Corporation agreed to assume was $337,736. In addition, Capital Video Corporation agreed to assume a portion of the indebtedness of Metro, Inc. to Metro Plus Company evidenced by the Promissory Note of North Star Distributors, Inc. dated June 1, 1991 (the "6/1/91 North Star/MPC Note"). At January 31, 1996, the outstanding principal balance of the 6/1/91 North Star/MPC Note that Capital Video Corporation agreed to assume was $12,625.

The Company's total gain for the sale of the three Airborne stores amounted to $171,795.

Debt Conversion
During the quarter ended May 31, 1995, Capital Video Corporation (a related entity) advanced the company $1,000,000 bearing interest at the rate of 12% to be repaid on or before May 31, 1996. Effective June 1, 1995, Capital Video Corporation extended the loan to July 1, 1997 and the interest rate was increased to 15%. Effective November 30, 1995, the company converted this note payable to Capital Video Corporation plus accrued interest of $95,866 into 730,568 shares of common stock (a conversion price of $1.50 per share deemed to be the fair value). The debt to stock conversion was approved by the Directors on December 7, 1995. The shares bear restrictive legend but Capital has been provided with a registration right exercisable upon demand for up to 250,000 shares. To date, none of these shares have been registered.


13.  ACCOUNTING FOR STOCK BASED COMPENSATION

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option transactions. Accordingly, no compensation cost has been recognized for the years May 31, 1996, 1995 and 1994 (see Notes 10 and 11).

In October, 1995, the Financial Accounting Standards Board issued Statement
(SFAS) No. 123, Accounting for Stock Based Compensation, which becomes effective for transactions entered into in fiscal years beginning after December 15, 1995. This statement permits an entity to apply the fair value based method to stock options awarded during 1995 and thereafter in order to measure the compensation cost at the grant date and recognize it over its vesting period. This statement also allows an entity to continue to measure compensation costs for these plans pursuant to APB Opinion 25. Entities electing to remain with the accounting treatment under APB Opinion 25 must make proforma disclosures in net income and earnings per share to include the effects of all awards granted in fiscal years beginning after December 31, 1994, as if the fair value based method of accounting pursuant to SFAS No. 123 had been applied.

The Company intends to adopt the disclosure requirements for this statement effective for the year ending May 31, 1997, if material, while continuing to measure compensation cost using APB 25. Had compensation cost been determined on the basis of SFAS No. 123, the proforma effect on the Company's net income and earnings per share for the year ended May 31, 1996 would have been deminimus.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1996 AND 1995

14.  SUBSEQUENT EVENT

In August, 1996, the Company acquired the option to purchase all of the operating subsidiaries of Phantasm Holdings, BV of Holland, one of the largest distributors of adult entertainment products in Europe. Under the terms of the Option Agreement, the Company has the option to acquire, at any time prior to July 31, 1999, the stock of Phantasm Video Productions, B.V. Holland, Malabo Video Productions GmbH of Germany, and Phantasm Video Productions SARL of France, at a purchase price to be determined based on a multiple of earnings of these companies for the two years prior to the date of exercise of the option. The Company can incur a $200,000 fee for the option that will be due and payable on or about August, 1997.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 1996
COMPARED TO FISCAL YEAR ENDED MAY 31, 1995

The Company had revenues of $19,526,010 the fiscal year ended May 31, 1996, a 9.7% increase over revenues of $17,804,301 for the fiscal year ended May 31, 1995. Revenues consist principally of sales of prerecorded video cassettes, magazines and related items as well as retail sales from the Company's three
(3) company-owned Airborne for Men(TM) stores. Higher revenues were primarily the result of a significant increase in unit sales of new releases and catalog titles from the Company's expanded video library. Other factors contributing to the increase in revenues were increases in magazine circulation, and limited income from the sale of foreign film distribution rights and sales of CD-ROM products including the highly successful Virtual Valerie II.

The Company released 3 new feature films, 109 feature videos, 103 video compilations and 46 Magma(TM) titles in fiscal 1996, an 17% increase from the prior year. Based upon the sales results for new titles and the impact on ongoing sales of catalog titles, the Company intends to increase its release schedule in fiscal 1997.

Cost of revenues (including amortization of film costs) for fiscal 1996 increased 12.5% to $11,939,031 from $10,609,199 for fiscal 1995 corresponding to the increase in revenues for the year. Cost of revenues as a percentage of gross revenues increased slightly in 1996 to 61.1% as compared to 59.6% in 1995. This increase is primarily the result of increased competition and the sale of older inventory items at lower than usual margins. Amortization of film costs increased 58% to $1,873,761 in 1996 versus $1,187,186 in fiscal 1995, principally because of an increase in new releases during the year.

Selling, general and administrative expenses for the fiscal year ended May 31, 1996, decreased 1.0% to $6,747,382 from $6,832,518 for the fiscal year ended May 31, 1995. As a percentage of sales, selling, general and administrative expenses were 34.6% of the revenues in 1996 as compared to 38.4% in 1995, a reduction of 3.8%. The reduction is the result of the elimination of the one-time start-up and administrative costs associated with the Company's Arcus Media Group subsidiary which was incurred in 1995, reduction in personnel and payroll costs, and the Company's continuing effort to reduce expenses.

Other income expense decreased $547,550 or 96.3% to ($21,352) in 1996 as compared to ($568,902) in 1995. Interest expense increased to $396,170 in 1996 from $178,375 in 1995 due to the company obtaining working capital financing from United Credit in June, 1995. This increase was offset by recognizing:
(a) gain of $196,400 from the settlement of the Arcus-IDC suit in May, 1996, which resulted in the Company receiving 75,000 shares back from IDC (the Company had expensed a $419,000 capitalized employment contract as a result of this suit in 1995) and (b) gain of $171,795 from the Company sale of its Airborne for Men retail operations in November, 1995 and January, 1996 for the assumption of $1,076,948 in debt of the Company's subsidiaries to Metro Equipment Company and an officer and shareholder.

As a result of the factors detailed above, net income increased $732,697 or 353.9% to $525,675 in 1996, $0.17 per share, from the net loss of ($207,022) in
1995, or ($0.08) per share. The Company's earnings per share increased $.25 to $.17 for the fiscal year ended May 31, 1996 versus ($.08) per share for fiscal 1995, notwithstanding an increase in weighted average number of shares as a result of the warrant exercise and debt conversion discussed below.

FISCAL YEAR ENDED MAY 31 , 1995
COMPARED TO FISCAL YEAR ENDED MAY 31, 1994

The Company had revenues of $17,804,301for the fiscal year ended May 31, 1995, an 38.1% increase over revenues of $12,888,616 for the fiscal year ended May 31, 1994. Revenues consist principally of sales of prerecorded video cassettes, magazines and related items. Higher revenues were primarily the result of a significant increase in unit sales of new releases and library titles from the Company's expanded video catalog.

The Company released 2 new feature films, 74 feature videos and 104 video compilations and 48 Magma(TM) titles in fiscal 1995, a significant increase compared to the prior year.

Cost of revenues (including amortization of film costs) for fiscal 1995 increased to $10,609,199 from $7,532,764 for fiscal 1994 corresponding to the increase in revenues for the year. Cost of revenues as a percentage of gross revenues remained constant in 1995 (59.6%) as compared to 1994 (58.4%). Amortization of film costs increased 64% to $1,187,186 in 1995 versus $722,902 in fiscal 1994, principally because of increase in new releases during the year.

Selling general and administrative expenses for the fiscal year ended May 31, 1995, increased 59.4% to $6,832,518 from $4,285,525 for the fiscal year ended May 31, 1994. The increase was primarily due to the start-up and operating costs of the Company's Arcus subsidiary in the third and fourth quarters of fiscal 1995, the non-recurring professional, administrative and merchandising costs associated with the Airborne for Men, Ltd. retailing and franchising subsidiary, and the opening of three Company operated Airborne For Men(TM) stores. Other factors contributing to the increase were higher personnel costs associated with the expansion of the Rhode Island and California distribution facilities, the upgrading of the Company's financial and warehouse distribution computer system, and the opening of the Company's executive office in Cranston, Rhode Island.

As a result of the substantial non-recurring start-up and administrative costs as described above, operating income for fiscal 1995 decreased to $362,584 from $1,070,327 the prior fiscal year. Net loss for the fiscal years ended May 31, 1995 was ($207,022) versus net income of $627,163, for the previous fiscal year or ($.08) per share for fiscal 1995, compared to $.27 per share for fiscal 1994. Without these non-recurring costs aggregating $1,104,000 ($663,000 after income tax), the Company would have had net income of $445,000 or $.17 per share for fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $3,332,589 at May 31, 1996, as compared to $2,237,665 at May 31, 1995, and increase of 48.9%. At May 31, 1996, the
Company had $360,671 in cash, compared to $67,057 in cash at May 31, 1995.

FISCAL YEAR ENDED MAY 31 , 1996
COMPARED TO FISCAL YEAR ENDED MAY 31, 1995

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Cash Flows from Operating Activities: Net cash provided by operating activities was $1,326,785, and $1,557,928 the fiscal years ended May 31, 1996 and 1995, respectively. Net accounts receivable increased $483,777 (17.6%) and inventory increased $567,989 (14.8%) and accounts payable and accrued expenses decreased $212,054 (5.3%) from May 31, 1995 to May 31, 1996. These increases were offset by an increase in amortization expense relating to the film library of $1,873,761 during the same period. These increases in accounts receivable and inventory were due largely to the increase in sales of the Company's Metro subsidiary, and expansion of the Company's product line..

During the fiscal year ended May 31, 1995, accounts receivable increased $624,831 (29.7%), and an increase in inventory of $1,817,618 (89.5%) from May 31, 1994 to May 31, 1995. These increases were offset by an increase in accounts payable and accrued expenses of $2,010,875 during the same period. These increases were due largely to the increase in sales of the Company's Metro subsidiary.

Of Metro's total accounts receivable at May 31, 1996 and 1995, $662,807 (21.0%) and $205,561, (7.0%), respectively, is owed by Capital Video Corporation ("CVC"), a chain of retail stores of which an officer/shareholder of the Company is sole shareholder. Metro has a perfected security interest in the inventory of CVC and the personal guaranties of its two shareholders and the spouse of one of its shareholders. Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in the Company's financial statements.

At May 31, 1996 the Company had entered into agreements with producers to finance 41 new feature films and videos which will be released during fiscal 1997. The completion of these movies will require approximately $800,000 to $900,000. Financing for these activities had been and will continue to be generated through earnings and profits as well as funds received from the sale of the Company's stock.

Cash Flows from Financing Activities: Cash flows from financing activities during 1996, 1995 and 1994 resulted from borrowings from finance companies and other lenders, repayments of such borrowings and leases, and issuances of Common Stock. Proceeds from the issuance of Common Stock were $642,399 and $345,000 in fiscal 1996 and 1995 respectively, and consisted of the sale of 45,000 shares at prices ranging from $2.625 to $6.00 per share and the exercise of 306,916 warrants at $1.50 per share.

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

FISCAL YEAR ENDED MAY 31 , 1996
COMPARED TO FISCAL YEAR ENDED MAY 31, 1995

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

During June 1995, Metro entered into a line of credit agreement with a finance company. Under the agreement, Metro may borrow up to 70% of assigned accounts receivable less than 90 days old, up to a maximum of $750,000. The balance due under the line of credit bears interest at the prime rate plus 6% per annum.
In addition, Metro pays a management fee equal to 3/4 of 1% of sales submitted to United Credit for inclusion in the net security value of accounts receivable, but not more than $7,500 per month. The outstanding balance under the line is secured by accounts receivable of Metro and guaranties of the Company and certain officer/shareholders. The line of credit expires in June, 1997. The unpaid balance at May 31, 1996 was $506,061.

Cash Flows from Investing Activities: Net cash used for investing activities was $2,158,698, $2,998,226 and $616,334 for the years ended May 31, 1996, 1995 and 1994, respectively. The increase was primarily due to investments in motion pictures and other films (entertainment programming expansion) and purchases of property and equipment. Capital expenditures for the year ended May 31, 1996 were primarily a result of office equipment and leasehold improvements made in Rhode Island and California facilities. In fiscal 1996, the Company leased assets totaling $136,901 and made capital expenditures of $164,892.

During the fiscal year 1995 the Company embarked on two new ventures through its Airborne for Men, Ltd. ("Airborne") retail and franchising subsidiary. At May 31, 1995, the Company had opened three Airborne for Men retail stores.
Each opening for these company owned retail locations cost approximately $270,000 and was financed through cash flow from Metro, Inc. Effective November 30, 1995, Airborne sold to Capital Video Corporation the stock of its wholly owned subsidiaries, Eastern Sales, Inc., a Rhode Island corporation, and Airoldco, Inc. (formerly known as Airborne East, inc.), a Rhode Island corporation. Effective January 31, 1996, Airborne sold to Capital Video Corporation the stock of A.F.M. Limited, a Rhode Island corporation.

In connection with the November 30, 1995 transaction, Capital Video Corporation agreed to assume in indebtedness of Airborne to Kenneth F. Guarino evidenced by the Promissory Note of Airborne dated September 30, 1994 (the "Airborne Note"). At November 30, 1995, the outstanding principal balance of the Airborne Note was $292,711, plus accrued interest of $26,503.

In addition, Capital Video Corporation agreed to assume the indebtedness of Metro, Inc. to Metro Equipment Company evidenced by the Promissory Note of North Star Distributors, Inc. dated June 1, 1991 (the "1/1/92 North Star/MEC Note"). At November 30, 1995, the outstanding principal balance of the 1/1/92 North Star/MEC Note was $97,323, plus accrued interest of $12,530. In addition, Capital Video Corporation agreed to assume a portion of the indebtedness of Metro, Inc. to Metro Equipment Company evidenced by the Promissory Note of North Star Distributors, Inc. dated 6/1/92 (the "6/1/91 North Star/MEC Note"). At November 30, 1995, the outstanding principal balance of the 6/1/91 North Star/MEC Note that Capital Video Corporation agreed to assume was $232,894, plus accrued interest of $64,623.

FISCAL YEAR ENDED MAY 31 , 1996
COMPARED TO FISCAL YEAR ENDED MAY 31, 1995

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

In connection with the January 31, 1996 transaction, Capital Video Corporation agreed to assume the balance of indebtedness of Metro, Inc. under the 6/1/91 North Star/MEC Note. At January 31, 1996, the outstanding principal balance of the 6/1/91 North Star/MEC Note that Capital Video Corporation agreed to assume was $337,736. In addition, Capital Video Corporation agreed to assume a portion of the indebtedness of Metro, Inc. to Metro Plus Company evidenced by the Promissory Note of North Star Distributors, Inc. dated June 1, 1991 (the "6/1/91 North Star/MPC Note"). At January 31, 1996, the outstanding principal balance of the 6/1/91 North Star/MPC Note that Capital Video Corporation agreed to assume was $12,625.

Capital Video Corporation, which operates a chain of 26 retail video and magazine stores throughout New England and upstate New York, also agreed to convert 4 of its existing stores into Airborne for Men(TM) franchises, and Airborne For Men, ltd. agreed to waive the standard Airborne for Men(TM) franchise fees. Because of Capital Video's extensive retail experience in the industry, Airborne anticipates that it will be required to provide less management, inventory control and marketing services to Capital than it would to a less experienced franchisee; accordingly, Airborne agreed to reduce by 50% its standard Airborne for Men(TM) royalty fees.

As a result of the transaction, Airborne for Men, Ltd. anticipates that it will have a total of 7 franchisee-owned Airborne for Men(TM) retail stores (of which six will be owned by Capital Video Corporation) by December, 1996. The transaction reflects Airborne's desire to shift its focus from retail store management to franchise development, thereby permitting the company to open Airborne for Men locations without incurring the start-up expenses associated with completing the store build out and compiling an opening inventory. The transaction will also improve the Company's overall cash flow because it significantly reduced the Company's debt service requirements and dramatically reduced the Company's debt-to-equity ratio.

In November, 1994, Arcus acquired certain assets, including equipment and key technical personnel of IDC for 160,000 restricted shares of the Company's common stock, having a fair market value of $480,000. Costs allocated to the purchase of employment contracts of $419,000 were expensed during the year ended May 31, 1995. In May, 1995, Arcus filed suit against IDC and its principals alleging fraud in connection with the transaction and requesting recision and damages. Management is currently unable to predict the ultimate
outcome of this matter.   May 31, 1996 the suit filed by Arcus against IDC and
its principals was settled. As a result of the settlement the Company received from IDC 75,000 shares of the 160,000 shares of the Company originally issued to IDC as part of the November 10, 1994 Asset Purchase Agreement. As a result of the settlement of the suit the Company reduced its machinery and equipment by $28,600, and a gain on settlement of litigation was recognized for $196,400.

Management is currently negotiating a new financing arrangement with its line of credit lenders and other prospective lenders. Upon the completion of these negotiations, the Company anticipates that it will have increased funds available for it use at a lower cost.

Mangement believes that funds provided by operations, existing and new line of credit, are adequate to meet the anticipated short-term and long-term capital needs. Management believes that inflation has not had a material effect on its operations.

FISCAL YEAR ENDED MAY 31 , 1996
COMPARED TO FISCAL YEAR ENDED MAY 31, 1995

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     In January 1996, the Company entered into a Distributorship Agreement with Phantasm Video Productions, BV of Holland ("Phantasm"), one of the largest distributors of adult entertainment products in Europe. Pursuant to the Distributorship Agreement, Metro will provide Phantasm with a minimum average of 12 new titles per month during the term of the Agreement, and Phantasm shall serve as the exclusive distributor throughout Europe for those titles purchased by Phantasm for a 3 year period from release date. Under the Distributorship Agreement, Phantasm is required to purchase a minimum of 75,000 units during each six month period during the term of the Agreement. In August, 1996, the Company acquired the option to purchase all of the operating subsidiaries of Phantasm Holdings, BV of Holland. Under the terms of the Option Agreement, the Company has the option to acquire, at any time prior to July 31, 1999, the stock of Phantasm Video Productions, B.V. Holland, Malabo Video Productions GmbH of Germany, and Phantasm Video Productions SARL of France, at a purchase price to be determined based on a multiple of earnings of these companies for the two years prior to the date of exercise of the option. The Company will incur a $200,000 fee for the option that will be due and payable on or about August, 1997.