Form 10KSB/A
period 1996-05-31
METRO GLOBAL MEDIA INC
filed 1996-09-11
CIK 838803

               UNITED STATES SECURITIES AND EXCHANGE  COMMISSION
                            WASHINGTON, D.C.  20549

                           -------------------------


                               FORM 10-KSB/A#1
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended May 31, 1996

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

This Form 10-KSB/A#1 amends and restates the Form 10-KSB previously filed with the Securities and Exchange Commission on August 29, 1996.


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

     (b)  Narrative Description of Business.

BUSINESS ACQUISITIONS AND OTHER ACTIVITIES.

     In August 1992, the Company entered into an Acquisition Agreement (the "Initial Agreement") with Zeon Corporation to acquire all of the issued and outstanding shares of stock of North Star Distributors, Inc., d/b/a Metro Home Video, who subsequently changed its name to Metro, Inc. ("Metro").

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

     Under Airborne's franchising program, the Company will grant to a franchise owner the right to develop one or a specified number of Airborne For Men(TM) retail stores at an approved location. Prior to the opening of an Airborne For Men(TM) franchise, franchisees will be required to execute Airborne's standard franchise agreement. This form of agreement governs the operation of a single Airborne For Men(TM) store for a period of ten years. Airborne For Men(TM) franchisees will be required to pay Airborne an initial franchise fee of $20,000 plus an additional $10,000 if the Company selects the sight, a sign lease expense of $6,000 to $10,000, weekly royalties ranging from 5% to 8% of gross sales, and weekly advertising fees of 1% of gross sales. Each franchise owner will have the sole responsibility for all financial commitments relating to the opening and operation of an Airborne For Men(TM) franchise, including rent, utilities, payroll and other incidental expenses.
In addition, franchisees will be required to purchase all of its video and magazine inventory from Metro and all of its mens casual wear and accessories from approved vendors, and will be required to expend an additional 2% of gross sales on advertising expenses. The estimated total initial investment per franchise will range from approximately $165,000 to $230,000, depending on the amount of leasehold improvements, inventory and other start-up expenses required for the proposed franchise location.

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

     Arcus' CD-ROM products enable viewers to enjoy full-screen, full-motion (30 frames per second) CD-ROM visual display. Arcus' product development process includes design, prototyping, programming, computer graphic design, animation, sound and video recordings and quality assurance. Arcus has and expects to continue to utilize third-party designers, artists and programmers to introduce creative and technically superior products. The success of software product development is unpredictable due to the technological complexity, inherent uncertainty in anticipating technological developments, the need for coordinated efforts of numerous technical personnel in such development and the difficulties in identifying and eliminating errors prior to product release.

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

     Although Arcus intends to focus on digitizing selected titles from the Company's existing film library for the foreseeable future, Arcus also intends to engage in the distribution of other adult-theme digital multimedia projects such as interactive games. The Company launched its first CD-ROM inter-active game in July of 1995, Virtual Valerie II, which has been quite successful. The revenue generated by Virtual Valerie II for the fiscal year ended May 31, 1996 was in excess of $750,000. Based on the success of its first CD-ROM inter-active game offering, Arcus is continuing to look for other opportunities in this arena. Arcus' ability to successfully market these products will depend on continued market acceptance of its initial products and the availability of independently produced adult CD-ROM interactive games.

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

ITEM 3.  LEGAL PROCEEDINGS.

     On August 28, 1995, Metro, Inc. (formerly North Star Distributors, Inc.) was indicted in the United States District Court for the District of Nevada for the interstate transportation of allegedly obscene video cassettes in violation of 18 U.S.C. Sections 1462 and 2. The charges stem from two shipments made by North Star into Las Vegas, Nevada in June and July, 1991, prior to the acquisition of North Star by the Company; accordingly, the previous owner of North Star has agreed to indemnify the Company for any legal fees incurred and fines paid, if any, in connection with the defense of this matter. (see Item
9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act). There are no other legal proceedings pending against the Company or its subsidiaries other than routine litigation that is incidental to the business.

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

     On August 28, 1995, Mr. Guarino and North Star Distributors, Inc., now known as Metro, Inc., were indicted in the United States District Court for the District of Nevada for the interstate transportation of allegedly obscene video cassettes in violation of 18 U.S.C. Sections 1462 and 2. The charges stem from two shipments made by North Star into Las Vegas, Nevada in June and July, 1991, prior to the acquisition of North Star by the Company; accordingly, the previous owner of North Star has agreed to indemnify the Company for any legal fees incurred and fines paid, if any, in connection with the defense of this matter. Both North Star and Mr. Guarino have vehemently denied these charges, and counsel for North Star and Mr. Guarino believe that there are meritorious defenses to the charges. Although these charges carry a maximum penalty of 60 month incarceration, it is difficult to ascertain what potential penalties may be incurred by Mr. Guarino if convicted. Potential penalties for individuals violating the federal obscenity laws include fines, community service, probation and incarceration. The range of possible penalties require calculations under the Federal Sentencing Guidelines, and the amount of the fine and the length of the period of incarceration under those guidelines are calculated, in part, based upon the retail value of the unprotected materials. Also taken into account in determining the amount of the fine, length of incarceration or other possible penalty are whether the person accepts responsibility for his or her actions, whether the person was a minimal or minor participant in the criminal activity, whether the person was an organizer, leader, manager or supervisor, whether multiple counts were involved, whether the person provided substantial assistance to the government, and whether the person has a prior criminal history. With respect to the realm of potential penalties facing Metro, a fine may be imposed, the amount of which is tied to the pecuniary gain to the organization from the offense or determined by a fine table tied to the severity of the offense. In addition, the organization may be subject to a term of probation of up to five years. Given these uncertainties, any assessment of the impact that this matter may have on the Company would be purely speculative at this time.

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

     3.5 Articles of Amendment of Articles of Incorporation of the Registrant as filed with the Commission on August 28, 1996 as
            Exhibit 3.5 to the Form 10-KSB for the fiscal year ended May 31, 1996 and incorporated herein by reference.

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

     10.16 Amendment to Capital Stock Purchase Agreement dated as of November 30, 1996 by and between Airborne For Men, Ltd. and Capital Video Corporation as filed with the Commission on August 29, 1996 as
            Exhibit 10.16 to the Form 10-KSB for the fiscal year ended May 31, 1996 and incorporated herein by reference.

     10.17 Amendment Agreement dated as of December 31, 1995 between Kenneth Guarino and the Registrant as filed with the Commission on August 29, 1996 as Exhibit 10.17 to the Form 10-KSB for the fiscal year ended May 31, 1996 and incorporated herein by reference.

     21 Subsidiaries of the Registrant as filed with the Commission on August 29, 1996 as Exhibit 21 to the Form 10-KSB for the fiscal year ended May 31, 1996 and incorporated herein by reference.

     22 Consent of Trien, Rosenberg, Rosenberg, Weinberg, Ciullo & Fazzari, LLP as filed with the Commission on August 29, 1996 as Exhibit
            22 to the Form 10-KSB for the fiscal year ended May 31, 1996 and incorporated herein by reference.

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

                                            Date: September 10, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                        Date
- ---------                 -----                        ----

/s/ T. James Blair        Treasurer (principal      September 10, 1996
- ------------------        financial and accounting
T. James Blair            officer)


/s/ Kenneth F. Guarino    President (principal      September 10, 1996
- ----------------------    executive officer)
Kenneth F. Guarino

/s/ Alan S. Casale        Director                  September 10, 1996
- -------------------------
Alan S. Casale

/s/ A. Daniel Geribo      Director                  September 10, 1996
- -----------------------
A. Daniel Geribo

/s/ Dolores Guglielmi     Director                  September 10, 1996
- -----------------------
Dolores Guglielmi

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