Form 10QSB
period 1996-08-31
METRO GLOBAL MEDIA INC
filed 1996-10-15
CIK 838803

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OF 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended August 31, 1996
                                    ---------------

/ /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                to
                                        --------------    ---------------

                         Commission file number 0-21634

                              METRO GLOBAL MEDIA, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                              Florida                                                65-0025871
--------------------------------------------------------------            ---------------------------------
(State or other jurisdiction of incorporation or organization)            (IRS Employer Identification No.)

                 1060 PARK AVENUE, CRANSTON, RHODE ISLAND 02910
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (401)942-7876
                          ---------------------------
                          (Issuer's telephone number)

                       South Pointe Enterprises, Inc.,
              ----------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              -     --
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes      No
                                                 ---     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,518,034

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
       Balance Sheets                                         F-1
       Statements of Income                                   F-2
       Statements of Cash Flows                               F-3
       Notes to Consolidated Financial Statements       F-5 & F-6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 1996 VERSUS THREE MONTHS ENDED AUGUST 31, 1995.

The Company's revenues decreased $603,059 to $4,388,412, for the three months ended August 31, 1996. This represents a 12.1% decrease from revenues of $4,991,471 for the three months ended August 31, 1995. Revenues consist principally of sales of prerecorded videocassettes, magazines, electronic software products and related items. Lower revenues were primarily a result of the significant reduction in new feature releases during the quarter ended August 31, 1996, to 12 new feature releases as compared to 29 for the same period a year ago. This represents a 59% decrease in new feature titles released during the quarter ended August 31, 1996, as compared to the same period in fiscal 1995. The reason for the decrease in new releases was the complete reorganization and restructuring of the Company's west coast operation. Management felt it was necessary to restructure this operation to gain better control and provide the foundation necessary to support the Company's growth plans. In order to effectively accomplish this, it was decided that it was necessary to drastically reduce the new release schedule to allow the new west coast operation's management to get acclimated as quickly as possible. Those films and videos that were originally scheduled to be released during the quarter ended August 31, 1996, and were held back, will be added to the release schedules for the remaining three quarters of fiscal 1997. Additionally, revenues for the quarter ended August 31, 1995 reflected sales of the company's Virtual Valerie II interactive CD-ROM game released in August of 1995 which were reduced by approximately $185,000 in the quarter ended August 31, 1996.

Costs of revenues (including amortization of film costs) for the three month period ended August 31, 1996 decreased to $2,813,392 from $3,072,304 for the corresponding period in the prior year. Costs of revenues as a percentage of revenues in the first quarter of fiscal 1997 was 64.1% as compared to 61.5% in the first quarter of fiscal 1996. The primary reason for this increase in the cost of revenue percentage was because the Company continued to incur fixed costs which represented a larger portion of total costs and which were unfavorably impacted by the reduction in revenue as explained above.

Selling, general and administrative (SG&A) expenses for the three months ended August 31, 1996, increased 1.9% to $1,597,640 from $1,567,845 for the three months ended August 31, 1995 due to increases in advertising, depreciation, freight, and professional fees which were partially offset by reductions in payroll costs. Selling, general, and administrative expenses, as a percentage of revenue, increased to 36.4% in 1996 as compared to 31.4% in the three months ended August 31, 1995 due to the aforementioned decrease in revenue.

Operating loss for the three month period ended August 31, 1996 was $(22,620) as compared to operating income of $351,322 for the corresponding period in the prior year. Net income (loss) for the fiscal quarters ended August 31, 1996 and 1995 were $(41,245) and $193,151 respectively, resulting in earnings/loss per share of ($.01) for the quarter ended August 31, 1996 and $.08 for the quarter ended August 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES AT AUGUST 31, 1996

At August 31, 1996, the Company had $361,554 in cash compared to $360,671 in cash at May 31 1996. Working capital decreased by 11% to $2,958,490 at August 31, 1996 from $3,332,590 at May 31, 1996, primarily as a result of the reduction in accounts receivable discussed below.

Cash Flows from Operating Activities: Net cash of $568,010 was provided by operating activities for the three months ended August 31, 1996, whereas net cash of $452,817 was used by operations for the same period in the prior fiscal year. Net accounts receivable decreased $300,724, or 9.4% and inventory increased $5,125 from May 31, 1996. The large decrease in net accounts receivable is a result of the lower sales for the quarter ended August 31, 1996 and reflects the Company's management implementation of programs with respect to payment terms on accounts receivable, to increase cash flow from operations.

Of Metro Inc.'s (formerly North Star) total accounts receivable at August 31, 1996, $749,341 was owed by Capital Video Corporation ("CVC"), a chain of retail video stores of which certain affiliates of the Company are shareholders, as compared to $662,807 at May 31, 1996. Metro, Inc. (formerly North Star) has perfected interest in the inventory of CVC and the personal guaranties of its two shareholders and the spouse of one of its shareholders. Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in the Company's financial statements.

Cash Flows from Financing Activities: Cash flows from financing activities during the first quarter of fiscal 1997 and 1996 resulted from borrowings from finance companies, capital leases, repayments of such borrowings and leases. Proceeds from borrowings were $482,311 and were primarily due to the line of credit agreement entered into with a finance company in June, 1995.

Proceeds from borrowings were used for working capital need and to fund production of new videos and films to be released later in this fiscal year. During the three months ended August 31, 1996, 12 of these videos were completed and released and the company entered into 12 new production agreements. The completion of the 40 outstanding videos in work-in-process will require approximately $900,000 to $1,000,000. Financing for these activities will be generated through earnings and profits in the future.

Cash Used in Investing Activities: Net cash used for investing activities was $527,420 for the quarter ended August 31, 1996, compared to $764,153 for the prior year. Cash was invested in motion pictures and other films
(entertainment programming expansion) as discussed above, in leasehold improvements, and in duplicating and editing equipment for the Company's California operations.

Management is continuing to negotiate a new financing arrangement with its line of credit lenders. Upon the completion of these negotiations, the Company anticipates that it will have increased funds available for its use at a lower cost.

Management believes that funds provided by operations and existing lines of credit are adequate to meet the anticipated short-term and long-term capital needs. Management believes that inflation has not had a material effect on its operations.

Subsequent Event
In August, 1996, the Company acquired the option to purchase all of the operating subsidiaries of Phantasm Holdings, BV of Holland, one of the largest distributors of adult entertainment products in Europe. Under the terms of the Option Agreement, the Company has the option to acquire, at any time prior to July 31, 1999, the stock of Phantasm Video Productions, B.V. Holland, Malabo Video Productions GmbH of Germany, and Phantasm Video Productions SARL of France, at a purchase price to be determined based on a multiple of earnings of these companies for the two years prior to the date of exercise of the option. To preserve the option the Company will be required to pay a $200,000 fee for the option that will be due and payable on or about August, 1997.

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                    Assets
                                    ------
                                                                                  For the three          For the
                                                                                  months ended          year ended
                                                                                    August 31,             May 31,
                                                                                      1996                 1996
                                                                                   (Unaudited)           (Audited)
                                                                                    ---------            ---------
Current assets:
--------------
  Cash                                                                              $   361,554          $   360,671
  Accounts receivable, net                                                            2,909,455            3,210,179
  Inventory                                                                           4,051,649            4,046,524
  Prepaid expenses and other current assets                                             157,521              102,193
  Deferred income taxes                                                                  78,500               78,500
                                                                                    -----------          -----------
    Total current assets                                                              7,558,679            7,798,067
    --------------------

Motion pictures and other films at cost, less accumulated
  amortization of $4,536,944  and $4,377,661, respectively                            3,004,150            2,658,382

Property and equipment at cost, less accumulated depreciation
  and amortization of $1,038,136 and $970,433, respectively                           1,420,581            1,463,059

Other assets                                                                            369,261              289,731
                                                                                    -----------          -----------

    Total assets                                                                    $12,352,671          $12,209,239
    ------------                                                                    ===========          ===========

                     Liabilities and Shareholders' Equity
                     ------------------------------------

Current liabilities:
-------------------
  Current portion of long-term debt                                                $    626,406          $   657,277
  Current portion of capital lease obligations                                          140,511              128,063
  Accounts payable and accrued expenses                                               3,646,244            3,403,694
  Income taxes payable                                                                  187,028              276,443
                                                                                    -----------          -----------
    Total current liabilities                                                         4,600,189            4,465,477
    -------------------------                                                       -----------          -----------

Other liabilities:
-----------------
  Long-term debt, less current portion                                                  609,744              626,847
  Capital lease obligations, less current portion                                       299,844              304,017
  Deferred income taxes                                                                  42,000               42,000
                                                                                    -----------          -----------
    Total other liabilities                                                             951,588              972,864
    -----------------------                                                         -----------          -----------

Commitments and contingencies

    Total liabilities                                                                 5,551,777            5,438,341
    -----------------                                                               -----------          -----------

Shareholder's equity:
--------------------
  Common stock, $.0001 par value; authorized 10,000,000 shares;
    issued and outstanding, 3,428,034  and 3,408,034 shares, respectively                   343                  341
  Additional paid-in capital                                                          5,231,596            5,179,098
  Unearned compensation                                                                (25,000)             (43,750)
  Retained earnings                                                                   1,593,955            1,635,209
                                                                                    -----------          -----------

    Total shareholders' equity                                                        6,800,894            6,770,898
    --------------------------                                                      -----------          -----------

    Total liabilities and shareholders' equity                                      $12,352,671          $12,209,239
    ------------------------------------------                                      ===========          ===========


                 See notes to consolidated financial statements

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME





                                                                                         Three months ended
                                                                                     August 31,           August 31,
                                                                                       1996                 1995
                                                                                    (Unaudited)          (Unaudited)
                                                                                     ---------            ---------
Revenues                                                                             $4,388,412           $4,991,471

Costs of revenues, including amortization of motion pictures
    and other films                                                                   2,813,392            3,072,304
                                                                                     ----------           ----------

                                                                                      1,575,020            1,919,167

Selling, general and administrative expenses                                          1,597,640            1,567,845
                                                                                     ----------           ----------

    Income (loss) from operations                                                      (22,620)              351,322
    -----------------------------

Other income (expense), net                                                            (49,740)             (19,800)
                                                                                     ---------            ---------

    Income (loss) before income taxes                                                  (72,360)              331,522
    ---------------------------------
Income tax expense:                                                                    (31,115)              138,371
                                                                                     ---------            ----------

    Net income (loss)                                                                $ (41,245)           $  193,151
    ----------------                                                                 =========            ==========


Net income (loss) per common and common equivalent
  share primary                                                                      $   (0.01)           $      .08
                                                                                     =========            ==========

Weighted average number of shares outstanding                                         3,613,379            2,141,388


                See notes to consolidated financial statements.

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      August 31,          August 31,
                                                                                        1996                 1995
                                                                                     (Unaudited)         (Unaudited)
                                                                                      ---------           ---------
Cash flows from (used by) operating activities:
----------------------------------------------
  Net income                                                                          $(41,245)           $  193,151
                                                                                      --------            ----------
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation and amortization                                                       226,987              435,752
    Amortization of unearned compensation                                                18,750               18,750
    Consulting services for common stock                                                 -                    51,413
    Gain on disposal of asset                                                           (2,857)                 -
    (Increase) decrease in assets:
     Accounts receivable                                                                300,724            (471,340)
     Inventory                                                                          (5,125)            (398,487)
     Prepaid expenses and other current assets                                         (55,328)               10,763
     Deferred income taxes                                                               -                   111,960
     Other assets                                                                      (27,030)             (15,473)
    Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                                              242,549            (334,389)
     Income taxes payable                                                              (89,415)             (54,917)
                                                                                      --------           ----------
    Total adjustments                                                                   609,255            (645,968)
    -----------------                                                                 ---------          ----------

    Net cash provided (used) by operating activities                                    568,010            (452,817)
    ------------------------------------------------                                  ---------          ----------

Cash flows from (used by) financing activities:
----------------------------------------------
  Proceeds from the issuance of common stock                                               -                 725,375
  Increase in notes payable                                                                -                 711,376
  Proceeds from capital leases                                                           40,784                 -
  Payments on notes payable                                                            (47,973)                 -
  Payments on capital leases                                                           (32,518)            (178,633)
                                                                                      --------           ----------
    Net cash provided (used) by financing activities                                   (39,707)            1,258,118
    ------------------------------------------------                                  --------           -----------

Cash flows from (used by) investing activities:
----------------------------------------------
  Investments in motion pictures and other films                                      (505,051)            (624,299)
  Purchase of property and equipment                                                   (22,369)            (139,854)
                                                                                      --------           ----------
    Net cash  used by investing activities                                            (527,420)            (764,153)
    --------------------------------------                                            --------           ----------

    Increase in cash                                                                        883               41,148
    ----------------

Cash, beginning of period                                                               360,671               67,057
                                                                                       --------           ----------

Cash, end of period                                                                    $361,554           $  108,205
                                                                                       ========           ==========



                See notes to consolidated financial statements.

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)





                                                                                             Three months ended
                                                                                       August 31,          August 31,
                                                                                          1996                1995
                                                                                          ----                ----
  Supplemental disclosures of cash flow information:

   Cash paid during the period for:

     Interest                                                                            $47,205              $62,959
                                                                                         =======              =======

     Income taxes                                                                        $58,300              $   -
                                                                                         =======              =======





                See notes to consolidated financial statements.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 1996 AND 1995
(UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
The consolidated financial statements include the accounts of Metro Global Media, Inc. ("Metro Global") and its wholly-owned subsidiaries (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

Financial Statements
The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The May 31, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operation, and changes in financial position for the interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending May 31, 1997.

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

The weighted average number of common shares and common stock equivalent shares utilized in computing earnings per share were 3,613,379 and 2,383,922 for primary and fully diluted earnings per share for the quarters ended August 31, 1996 and 1995 respectively.

Notes Payable
During June, 1995, Metro, Inc. entered into a line of credit agreement with a finance company. Under the agreement, Metro, Inc. may borrow up to 70% of assigned accounts receivable less than 90 days old, up to a maximum of $750,000. The balance due under the line of credit bears interest at the prime rate plus 6% per annum. In addition, Metro, Inc. shall pay the finance company a collateral management or notification fee equal to 3/4 of 1% of sales submitted to the finance company for inclusion in the net security value of accounts receivable, but no more than $7,500 per month. The outstanding balance under the line is secured by accounts receivable of Metro, Inc and guaranties of the Company and certain officers/shareholders. The line of credit expires during June, 1997. As of August 31, 1996, the balance on the line of credit was $482,311.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
AUGUST 31, 1996 AND 1995
(UNAUDITED)


Subsequent Event
In August, 1996, the Company acquired the option to purchase all of the operating subsidiaries of Phantasm Holdings, BV of Holland, one of the largest distributors of adult entertainment products in Europe. Under the terms of the Option Agreement, the Company has the option to acquire, at any time prior to July 31, 1999, the stock of Phantasm Video Productions, B.V. Holland, Malabo Video Productions GmbH of Germany, and Phantasm Video Productions SARL of France, at a purchase price to be determined based on a multiple of earnings of these companies for the two years prior to the date of exercise of the option. To preserve the option the Company will be required to pay a $200,000 fee for the option that will be due and payable on or about August, 1997.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            See discussion under "Management" set forth in the registrant's Notice of Meeting and Proxy Statement dated October 7, 1996 and filed with the Securities and Exchange commission on October 15, 1996 and incorporated herein by reference.


ITEM 2.     CHANGES IN SECURITIES

            None


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None


ITEM 5.     OTHER INFORMATION

            None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  EXHIBITS

            99.1 Excerpts from the Notice of Meeting and Proxy Statement of the registrant dated October 7, 1996 and filed with the commission on October 15, 1996.

            (b)  REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

                                      METRO GLOBAL MEDIA, INC.



Date:  October 15, 1996            By: /s/ T. JAMES BLAIR
     -------------------------        ------------------------------------------
                                      T. James Blair, Treasurer
                                       (duly authorized, principal financial
                                        and chief accounting officer)