Form 10QSB
period 1996-11-30
METRO GLOBAL MEDIA INC
filed 1997-01-14
CIK 838803

                   U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended November 30, 1996
                                    -----------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

   For the transition period from                 to
                                  ----------------   ---------------------

                       Commission file number 0-21634
                                              -------

                          METRO GLOBAL MEDIA, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                       Delaware                                                     65-0025871
--------------------------------------------------------------              ---------------------------------
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

                        South Pointe Enterprises, Inc.,
                  ------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---    ---

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes      No
                                                 ---     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,535,768 at December 31, 1996

PART I - FINANCIAL INFORMATION


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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 VERSUS THREE MONTHS ENDED NOVEMBER 30, 1995.


The Company had revenues of $4,157,243 for the three months ended November 30, 1996. This represents a 20.4% decrease from revenues of $5,220,770 for the three months ended November 30, 1995. Revenues consist principally of sales of prerecorded videocassettes, magazines, electronic software products and related items. Lower revenues were primarily a result of the significant reduction in new feature releases during the quarter ended November 30, 1996, to 17 new feature releases as compared to 44 for the same period a year ago. This represents a 61.4% decrease in new feature titles released during the quarter ended November 30, 1996, as compared to the same period in fiscal 1995. As explained in the MD&A for the quarter ended August 31, 1996, the reason for the decrease in new releases was the complete reorganization and restructuring of the Company's west coast operation. Management felt it was necessary to restructure this operation to gain better control and provide the foundation necessary to support the Company's growth plans. In order to effectively accomplish this, it was decided that it was necessary to drastically reduce the new release schedule to allow the new west coast operation's management to get acclimated as quickly as possible. While the new management of the Company's west coast operation has come on line quickly and effectively, management felt it was necessary to maintain the reduction in the new release schedule for a few more months. It is anticipated that those films and videos that were originally scheduled to be released during the quarters ended November 30, 1996, and August 31, 1996, and were held back, will be added to the release schedules for the remaining two quarters of fiscal 1997. However, those films and videos that are not released prior to the end of the fiscal year will be incorporated into the fiscal 1998 schedule. Additionally, revenues for the quarter ended November 30, 1995 reflected sales of the Company's Virtual Valerie II interactive CD-ROM game released in August of 1995 which decreased by approximately $216,000 in the quarter ended November 30, 1996.

Costs of revenues (including amortization of film costs) for the three month period ended November 30, 1996 decreased to $2,548,290 from $2,803,954 for the corresponding period in the prior year principally due to the decrease in revenue. Costs of revenues as a percentage of revenues in the second quarter of fiscal 1997 was 61.3% as compared to 53.7% in the second quarter of fiscal 1996. The primary reason for this increase in the cost of revenue percentage was because the Company continued to incur fixed costs which represented a larger portion of total costs and which were unfavorably impacted by the reduction in revenue as explained above.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 VERSUS THREE MONTHS ENDED NOVEMBER 30, 1995 (CONTINUED)


Selling, general and administrative (SG&A) expenses for the three months ended November 30, 1996, decreased 29.8% or $610,365 to $1,436,659 from $2,047,024 for the three months ended November 30, 1995 due to decreases in advertising, artwork, depreciation, legal fees and payroll costs fees which were partially offset by equipment rental and freight expenses. These expense reductions are the result of the Company's continued expense monitoring and resolution of previously pending legal matters. Selling, general, and administrative expenses, as a percentage of revenue, decreased to 34.6% in 1996 as compared to 39.2% in the three months ended November 30, 1995 notwithstanding the aforementioned decrease in revenue.

Operating income for the three month period ended November 30, 1996 was $172,294 as compared to operating income of $369,792 for the corresponding period in the prior year. Net income for the fiscal quarters ended November 30, 1996 and 1995 were $64,804 and $231,201 respectively, resulting in earnings per share of $.02 for the quarter ended November 30, 1996 versus $.09 for the quarter ended November 30, 1995.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1996
VERSUS SIX MONTHS ENDED NOVEMBER 30, 1995.


Revenues for the six month period ended November 30, 1996 decreased 16.3% to $8,545,655 from $10,212,241 for the six months ended November 30, 1995, further reflecting the effect of the Company's decision to reduce its new release schedule and allow the new management at the company's west coast facility to get acclimated as quickly as possible. Costs of revenues (including amortization of film costs) for the six month period ended November 30, 1996 were $5,361,682 in comparison to $5,876,258 for the corresponding period in the prior year, a decrease of 8.8%. The Company's gross profit percentage for the six month period ended November 30, 1996 decreased to 37.5% from 42.5% for the comparative prior fiscal period. The decrease in gross profit percentage reflects the reduction of new release sales due to reduction in the release schedule and the Company incurring fixed costs which represent a larger portion of total costs and are unfavorably impacted by the revenue reduction.

Selling, general and administrative expenses for the six months ended November 30, 1996 decreased 16.1% to $3,034,299 from $3,614,869 for the six months ended November 30, 1995. The decrease was primarily due to reductions in advertising, artwork, depreciation, payroll costs, and legal fees resulting from better cost control, lower sales, and resolution of previously pending legal matters. However, as a percentage of sales, selling, general and administrative expenses remained constant at 35.5%.

Net income for the six months ended November 30, 1996 decreased to $23,559 from $424,352 in the prior year 's corresponding period.

LIQUIDITY AND CAPITAL RESOURCES AT NOVEMBER 30, 1996


At November 30, 1996, the Company had $111,887 in cash compared to $360,671 in cash at May 31 1996. Working capital decreased by 5.6% to $3,145,482 at November 30, 1996 from $3,332,590 at May 31, 1996, primarily as a result of the increase in accounts payable and accrued expenses due to a non-cash transaction in connection with a legal settlement for which the Company has been indemnified by a former owner (see supplemental disclosure on cash flow statement page).

Cash Flows from Operating Activities: Net cash of $733,675 was provided by operating activities for the six months ended November 30, 1996, whereas net cash of $40,176 was applied to operating activities for the same period in the prior fiscal year. Net inventory increased $75,752 from May 31, 1996. The large increase in cash provided by operations was a result of non-cash expenses of depreciation and amortization of $768,080.

Of the Company's total accounts receivable at November 30, 1996, $1,074,157 was owed by Capital Video Corporation ("CVC"), a chain of retail video stores of which certain affiliates of the Company are officers or shareholders, as compared to $662,807 at May 31, 1996, which increase is primarily attributable to the increase in retail outlets operated by CVC. The Company has perfected interest in the inventory of CVC and the personal guaranty of its shareholder and his spouse. Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in the Company's financial statements.

Cash Flows from Financing Activities: Cash flows from financing activities during the six months of fiscal 1997 and 1996 resulted from borrowings from finance companies, capital leases, and repayments of such borrowings and leases. Proceeds from borrowings were $464,118 and were primarily attributable to the line of credit agreement entered into with a finance company in June, 1995.

Proceeds from borrowings were used for working capital needs and to fund production of new videos and films to be released later in this fiscal year. During the six months ended November 30, 1996, 29 of these films and videos were completed and released and the company entered into 26 new production agreements. The completion of the 37 outstanding films and videos in work-in-process will require approximately $1,000,000. The number of outstanding films and videos work-in-progress can vary greatly in any given period due to a variety of factors such as talent and director availability, production schedule conflicts, and release schedules. Financing for these activities will be generated through earnings and profits.

Cash Used in Investing Activities: Net cash used for investing activities was $814,012 for the six months ended November 30, 1996, compared to $1,351,763 for the prior year. Cash was invested in motion pictures and other films (entertainment programming expansion) as discussed above, in leasehold improvements, and in duplicating and editing equipment for the Company's west coast operations.

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

                  METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                              Assets
                                                              ------
                                                                                             For the six             For the
                                                                                             months ended          year ended
                                                                                             November 30,            May 31,
                                                                                                 1996                 1996
                                                                                             (Unaudited)            (Audited)
                                                                                              ---------              -------
Current assets:
--------------
  Cash                                                                                        $   111,887          $   360,671
  Accounts receivable, net                                                                      3,233,025            3,210,179
  Inventory                                                                                     4,122,276            4,046,524
  Prepaid expenses and other current assets                                                       117,689              102,193
  Deferred income taxes                                                                            78,500               78,500
                                                                                              -----------          -----------
    Total current assets                                                                        7,663,377            7,798,067
    --------------------


Motion pictures and other films at cost, less accumulated
  amortization of $5,002,250  and $4,377,661, respectively                                      2,813,150            2,658,382
Property and equipment at cost, less accumulated depreciation
  and amortization of $1,116,782 and $970,433, respectively                                     1,351,366            1,463,059
Other assets                                                                                      522,523              289,731
                                                                                              -----------          -----------

    Total assets                                                                              $12,350,416          $12,209,239
    ------------                                                                              ===========          ===========

                                               Liabilities and Shareholders' Equity
                                               ------------------------------------

Current liabilities:
-------------------
  Current portion of long-term debt                                                           $   599,054          $   657,277
  Current portion of capital lease obligations                                                    146,388              128,063
  Accounts payable and accrued expenses                                                         3,536,537            3,403,694
  Income taxes payable                                                                            235,916              276,443
                                                                                              -----------          -----------
    Total current liabilities                                                                   4,517,895            4,465,477
    -------------------------                                                                 -----------          -----------

Other liabilities:
-----------------
  Long-term debt, less current portion                                                            398,704              626,847
  Capital lease obligations, less current portion                                                 277,361              304,017
  Deferred income taxes                                                                            42,000               42,000
                                                                                              -----------          -----------
    Total other liabilities                                                                       718,065              972,864
    -----------------------                                                                   -----------          -----------

Commitments and contingencies

    Total liabilities                                                                           5,235,960            5,438,341
    -----------------                                                                         -----------          -----------

Shareholder's equity:
--------------------
  Common stock, $.0001 par value; authorized 10,000,000 shares;
    issued and outstanding, 3,535,768  and 3,408,034 shares,
    respectively                                                                                      352                  341
  Additional paid-in capital                                                                    5,461,587            5,179,098
  Unearned compensation                                                                            (6,250)             (43,750)
  Retained earnings                                                                             1,658,767            1,635,209
                                                                                              -----------          -----------

    Total shareholders' equity                                                                  7,114,456            6,770,898
    ---------------------------                                                               -----------          -----------

    Total liabilities and shareholders' equity                                                $12,350,416          $12,209,239
    ------------------------------------------                                                ===========          ===========


                See notes to consolidated financial statements

                  METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME





                                                    Three              Six               Three               Six
                                                 months ended      months ended       months ended       months ended
                                                 November 30,      November 30,       November 30,       November 30,
                                                     1996              1996               1995               1995
                                                 (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)
                                                  ---------         ---------          ---------          ---------
Revenues                                        $4,157,243         $8,545,655         $5,220,770        $10,212,241

Costs of revenues, including amortization
  of motion pictures and other films             2,548,290          5,361,682          2,803,954          5,876,258
                                                ----------         ----------         ----------        -----------

                                                 1,608,953          3,183,973          2,416,816          4,335,983
Selling, general and administrative
  expenses                                       1,436,659          3,034,299          2,047,024          3,614,869
                                                ----------         ----------         ----------        -----------

    Income from operations                         172,294            149,674            369,792            721,114
    ----------------------

Other income (expense), net                        (58,602)          (108,342)           (63,310)           (83,110)
                                                ----------         ----------         ----------        -----------

    Income before income taxes                     113,692             41,332            306,482            638,004
    --------------------------

Income tax expense                                  48,888             17,773             75,281            213,652
                                                ----------         ----------         ----------        -----------

    Net income                                  $   64,804         $   23,559         $  231,201        $   424,352
    ----------                                  ==========         ==========         ==========        ===========


Net income per common and common
  equivalent share primary                      $      .02         $      .01         $      .09        $       .17

Weighted average number of shares
  outstanding                                    3,708,341          3,670,396          2,700,466          2,463,650





               See notes to consolidated financial statements.

                  METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           November 30,          November 30,
                                                                               1996                  1995
                                                                           (Unaudited)           (Unaudited)
                                                                            ---------             ---------
Cash flows from (used by) operating activities:
----------------------------------------------
  Net income                                                              $     23,559           $   424,352
                                                                          ------------           -----------
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation and amortization                                              768,080             1,140,371
    Amortization of unearned compensation                                       37,500                37,500
    Consulting services for common stock                                         -                    51,413
    Gain on disposal of asset                                                    2,857               (71,266)
    Cancellation of debt income                                                  -                   (31,000)
    (Increase) decrease in assets:
           Accounts receivable                                                 (22,846)             (481,678)
           Inventory                                                           (75,752)             (466,127)
           Prepaid expenses and other current assets                           (15,496)               (9,689)
           Deferred income taxes                                                 -                   166,175
           Other assets                                                         23,458              (217,345)
    Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                                32,842              (533,100)
           Income taxes payable                                                (40,527)              (70,616)
       Deferred income taxes                                                     -                    20,834
                                                                          ------------           -----------
          Total adjustments                                                    710,116              (464,528)
          -----------------                                               ------------           -----------
          Net cash provided (used) by operating activities                     733,675               (40,176)
          ------------------------------------------------                ------------           -----------

Cash flows from (used by) financing activities:
-----------------------------------------------
  Proceeds from the issuance of common stock                                    26,250             1,821,241
  Increase in notes payable                                                      -                   405,522
  Proceeds from capital leases                                                  53,927               197,232
  Payments on notes payable                                                   (186,366)           (1,595,177)
  Payments on capital leases                                                   (62,258)              (70,821)
  Sale of Airborne stores                                                        -                   695,587
                                                                          ------------           -----------
          Net cash provided (used) by financing activities                    (168,447)            1,453,584
          ------------------------------------------------                ------------           -----------

Cash flows from (used by) investing activities:
----------------------------------------------
  Investments in motion pictures and other films                              (779,356)             (963,771)
  Purchase of property and equipment                                           (34,656)             (387,992)
                                                                          ------------           -----------
         Net cash  used by investing activities                               (814,012)           (1,351,763)
         --------------------------------------                           ------------           -----------

         Increase (decrease) in cash                                          (248,784)               61,645
         ---------------------------
Cash, beginning of period                                                      360,671                67,057
                                                                          ------------           -----------
Cash, end of period                                                       $    111,887           $   128,702
                                                                          ============           ===========



                See notes to consolidated financial statements.

                  METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)





                                                                                     Six months ended
                                                                             November 30,         November 30
                                                                                1996                 1995
                                                                                ----                 ----
Supplemental disclosures of cash flow information:
-------------------------------------------------

  Cash paid during the period for:

    Interest                                                                   $85,014              $111,891
                                                                               =======              ========

    Income taxes                                                               $58,300              $   -
                                                                               =======              ========


Supplemental schedule of non-cash investing and financing activities:

During the quarter ended November 30, 1996, the Company issued 90,000 shares of common stock with a value of $230,000 to settle an outstanding accounts payable balance with a consultant.

During the quarter ended November 30, 1996, a note receivable for $211,023 was exchanged in full by acquiring PAL masters to be used for the sale of film rights internationally.

During the quarter ended November 30, 1996, the Company settled pending litigation by agreeing to pay a fine of $200,200 of which $100,200 was paid. The Company was indemnified by a previous owner and therefore has reduced the indebtedness to that owner by $200,200 accordingly.





               See notes to consolidated financial statements.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 1996 AND 1995
(UNAUDITED)


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

The weighted average number of common shares and common stock equivalent shares utilized in computing earnings per share were 3,708,341 and 2,700,466 for primary and fully diluted earnings per share for the quarters ended November 30, 1996 and 1995 respectively.

Notes Payable
During June, 1995, Metro, Inc., a wholly owned subsidiary of the Company, entered into a line of credit agreement with a finance company. Under the agreement, Metro, Inc. may borrow up to 70% of assigned accounts receivable less than 90 days old, up to a maximum of $750,000. The balance due under the line of credit bears interest at the prime rate plus 6% per annum. In addition, Metro, Inc. shall pay the finance company a collateral management or notification fee equal to 3/4 of 1% of sales submitted to the finance company for inclusion in the net security value of accounts receivable, but no more than $7,500 per month. The outstanding balance under the line is secured by accounts receivable of Metro, Inc and guaranties of the Company and certain officers/shareholders. The line of credit expires during June, 1997. As of November 30, 1996, the balance on the line of credit was $464,118.

PART II - OTHER INFORMATION


ITEM 1.          LEGAL PROCEEDINGS

                 Not applicable

ITEM 2.          CHANGES IN SECURITIES

                 In July, 1994, the Company concluded a private placement in which it agreed to issue additional shares of the Company's Common Stock to the purchasers of the company's Common Stock in the private placement, for no additional consideration, if the market price of the stock did not reach certain thresholds on the first and second anniversary of the private placement. In October, 1996, the Company issued an additional 17,734 shares of Common Stock to said purchasers. Said shares were issued without registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of the Rules and Regulations promulgated by the Securities and Exchange Commission thereunder.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

                 None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 (a) The Annual Meeting of Shareholders of the Company was held on October 31, 1996.

                 (b)  n/a

                 (c)  The following matters were voted at the meeting:

                 1. To elect the following nominees listed below as Directors of the Company:

                                                                                         Broker
                                        For           Against        Abstentions       Non-votes
                 T. James Blair       2,028,403          0              0                0
                 Alan Casale          2,028,403          0              0                0
                 A. Daniel Geribo     2,028,403          0              0                0
                 Dolores Guglielmi    2,028,403          0              0                0

                 2. To reincorporate the Company under the laws of the State of Delaware by means of a merger of the company into a wholly-owned subsidiary of the Company.

                                                                                     Broker
                                 For            Against          Abstentions        Non-votes
                               2,028,003          400                0                 0

ITEM 5.          OTHER INFORMATION

                 None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits

                 None.

                 (b)  Reports of Form 8-K

                      The Company filed a Form 8-K with the Securities and Exchange Commission on November 7, 1996, to report the following:

                      Item 5.  Other events

                          On November 6, 1996, the Board of Directors elected
                          A. Daniel Geribo as President of the Company.

                          Effective November 7, 1996, the Company merged into Metro Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Metro Delaware"), pursuant to the Agreement and Plan of Merger between the Company and Metro Delaware (the "Merger"). Concurrent with the Merger, Metro Delaware changed its name to Metro Global Media, Inc. As a result of the Merger, the Certificate of Incorporation and Bylaws of Metro Delaware will be the Articles of Incorporation and Bylaws, respectively, of the Company.

                      Item 8. Change in Fiscal Year

                          To facilitate the business operations of the Company, commencing with the fiscal year ended May 31, 1997, the Company will adopt the so-called 4-4-5 fiscal year, with all months ending on a Saturday.
                          Quarterly reports on Form 10-QSB for the balance of the 1997 fiscal year will be filed for the periods ended November 30, 1996 and March 1, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

                                        METRO GLOBAL MEDIA, INC.



                                     By: /s/ T. James Blair
                                        ---------------------------------------
                                        T. James Blair, Treasurer
                                          (duly authorized, principal financial
                                           and chief accounting officer)