Form 10QSB
period 1997-03-01
METRO GLOBAL MEDIA INC
filed 1997-04-15
CIK 838803

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended March 1, 1997
                                    -------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                 to
                                        ---------------    ---------------------

                         Commission file number 0-21634
                                                -------

                             METRO GLOBAL MEDIA, INC.
                             ------------------------
       (Exact name of small business issuer as specified in its charter)

         Delaware                                          65-0025871
--------------------------------              ---------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

                 1060 PARK AVENUE, CRANSTON, RHODE ISLAND 02910
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (401)942-7876
                           -------------------------
                          (Issuer's telephone number)


  ---------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last year)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,545,768 at March 31, 1997

PART I - FINANCIAL INFORMATION



ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets                                                      F-1
         Statements of Income                                                F-2
         Statements of Cash Flows                                            F-3
         Notes to Consolidated Financial Statements                    F-5 & F-6



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 1, 1997 VERSUS THREE MONTHS ENDED FEBRUARY 29, 1996.


The Company had revenues of $4,722,341 for the three months ended March 1, 1997. This represents a 17.1% increase from revenues of $4,034,143 for the three months ended February 29, 1996. Revenues consist principally of sales of prerecorded videocassettes, magazines, electronic software products and related items. Increased revenues were primarily the result of an increase in unit sales of new releases and library titles from the Company's video catalog. Additionally, the Company generated approximately $364,000 in revenue through the sale of foreign film rights of some of the titles contained in its video library as compared to $0 for the same period in fiscal 1996. Due to the complete reorganization and restructuring of the Company's west coast operation, the Company's new release schedule for the fiscal year ended May 31, 1997, has been significantly impacted. During the quarter ended March 1, 1997, the Company released 45 new videos as compared to 69 for the same period in 1996. This represents a 34.8% decrease from the same period of a year ago; however this represents a 165% increase over the 17 new videos released in the quarter ended November 30, 1996. The new management of the Company's west coast operation has come on line quickly and effectively. It is anticipated that those films and videos, that were held back during the quarters ended March 1, 1997, November 30, 1996, and August 31, 1996, will be added to the release schedules for the remaining quarter of fiscal 1997 or incorporated into the fiscal 1998 schedule.

Costs of revenues (including amortization of film costs) for the three month period ended March 1, 1997 increased to $3,035,801 from $2,666,323 for the corresponding period in the prior year principally due to the increase in revenue. Costs of revenues as a percentage of revenues in the third quarter of fiscal 1997 was 64.3% as compared to 66.1% in the third quarter of fiscal 1996.

Selling, general and administrative (SG&A) expenses for the three months ended March 1, 1997, increased 12.0% or $168,971 to $1,580,097 from $1,411,126 for the three months ended February 29, 1996 due to increases in advertising, legal fees and freight expenses. Selling, general, and administrative expenses, as a percentage of revenue, decreased to 33.5% in 1997 as compared to 35% in the three months ended February 29, 1996.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 1, 1997 VERSUS THREE MONTHS ENDED FEBRUARY 29, 1996.


Other income (expense) increased $(274,276) to $(31,583) for the quarter ended March 1, 1997, as compared to $242,693 for the same quarter in 1996. The increase in other income for the quarter ended February 29, 1996 was due to the Company selling one of its Airborne for Men retail stores which resulted in a gain of $171,795.

Operating income for the three month period ended March 1, 1997 was $106,443 as compared to operating income of $(43,306)for the corresponding period in the prior year. Net income for the fiscal quarters ended March 1, 1997 and 1996 were $42,670 and $145,384 respectively, resulting in earnings per share of $.01 for the quarter ended March 1, 1997 versus $.04 for the quarter ended February 29, 1996.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 1, 1997 VERSUS NINE MONTHS ENDED FEBRUARY 29, 1996.


Revenues for the nine month period ended March 1, 1997 decreased 6.9% to $13,267,996 from $14,246,384 for the nine months ended February 29, 1996, which reflects the effect of the Company's decision to reduce its new release schedule which has been explained in the MD&A for the quarters ended November 30 and August 31, 1996. Costs of revenues (including amortization of film costs) for the nine month period ended March 1, 1997 were $8,397,483 in comparison to $8,542,581 for the corresponding period in the prior year, a decrease of 1.7%. The Company's gross profit percentage for the nine month period ended March 1, 1997 decreased to 36.7% from 40% for the comparative prior fiscal period. The decrease in gross profit percentage reflects the reduction of new release sales due to reduction in the release schedule and the Company incurring fixed costs which represent a larger portion of total costs and are unfavorably impacted by the revenue reduction.

Selling, general and administrative expenses for the nine months ended March 1, 1997 decreased 8.2% to $4,614,396 from $5,025,995 for the nine months ended February 29, 1996. The decrease was primarily due to reductions in advertising, artwork, depreciation, payroll costs, and legal fees resulting from better cost control, lower sales, and resolution of previously pending legal matters. However, as a percentage of sales, selling, general and administrative expenses remained constant at 35%.

Other income (expense) increased $(299,508) to $(139,925) for the nine months ended March 1, 1997, as compared to $159,583 for the same period in 1996. The increase in other income for the nine months ended February 29, 1996 was due to the Company selling three of its Airborne for Men retail stores which resulted in a gain of $289,620.

Net income for the nine months ended March 1, 1997, decreased to $66,229 from $569,736 for the nine months ended February 29, 1996, which resulted in earnings per share of $.04 for the nine months ended March 1, 1997, versus $.21 per share for the nine months ended February 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES AT MARCH 1, 1997


At March 1, 1997, the Company had $157,291 in cash compared to $360,671 in cash at May 31, 1996. Working capital decreased by 2.5% to $3,249,442 at March 1, 1997 from $3,332,590 at May 31, 1996, primarily as a result of the increase in accounts payable and accrued expenses which are substantially offset by increases in accounts receivable and inventory. Inventory increased due to the Company's broader product line and anticipated sales growth needs, and accounts receivable increased due to increased sales of all the Company's products.

Cash Flows from Operating Activities: Net cash of $888,222 was provided by operating activities for the nine months ended March 1, 1997, versus net cash of $789,142 for the same period in the prior fiscal year. Net inventory increased $120,052 from May 31, 1996.

Of the Company's total accounts receivable at March 1, 1997, $1,333,250 was owed by Capital Video Corporation ("CVC"), a chain of retail video stores of which certain affiliates of the Company are officers or shareholders, as compared to $662,807 at May 31, 1996, which increase is primarily attributable to the increase in sales to CVC due to an increase in the number of retail outlets operated by CVC. The Company had a perfected interest in the inventory of CVC and the personal guaranty of its shareholder and his spouse; however, due to the excellent payment history of Capital these guarantees have been released. No allowance for related party receivables and no related party bad debt expense has been recorded in the Company's financial statements.

Cash Flows from Financing Activities: Cash flows from financing activities during the nine months of fiscal 1997 and 1996 resulted from borrowings from finance companies, and repayments of such borrowings and leases. Proceeds from borrowings were $639,551 and were primarily attributable to the line of credit agreement entered into with a finance company in June, 1995.

Proceeds from borrowings were used for working capital needs and to fund production of new videos and films to be released later in this fiscal year. During the nine months ended March 1, 1997, 74 of these films and videos were completed and released and the company entered into 9 new production agreements. The completion of the 45 outstanding films and videos in work-in-process will require approximately $1,000,000. The number of outstanding films and videos work-in-progress can vary greatly in any given period due to a variety of factors such as talent and director availability, production schedule conflicts, and release schedules. Financing for these activities will be generated through earnings and profits.

Cash Used in Investing Activities: Net cash used for investing activities was $981,456 for the nine months ended March 1, 1997, compared to $1,434,753 for the prior year. Cash was invested in motion pictures and other films (entertainment programming expansion) as discussed above, in leasehold improvements, and in duplicating and editing equipment for the Company's west coast operations.

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

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                            Assets
                                            ------

                                                                                  For the Nine            For the
                                                                                  months ended          year ended
                                                                                    March 1,              May 31,
                                                                                      1997                 1996
                                                                                  (Unaudited)            (Audited)
                                                                                   ---------              -------
Current assets:
--------------
  Cash                                                                             $   157,291           $   360,671
  Accounts receivable, net                                                           3,878,016             3,210,179
  Inventory                                                                          4,166,576             4,046,524
  Prepaid expenses and other current assets                                            151,458               102,193
  Deferred income taxes                                                                 78,500                78,500
                                                                                   -----------           -----------
    Total current assets                                                             8,431,841             7,798,067
    --------------------

Motion pictures and other films at cost, less accumulated
  amortization of $5,356,684  and $4,003,287, respectively                           2,656,694             2,658,382
Property and equipment at cost, less accumulated depreciation
  and amortization of $1,203,581 and $895,319, respectively                          1,564,213             1,463,059
Other assets                                                                           559,778               289,731
                                                                                   -----------           -----------

    Total assets                                                                   $13,212,526           $12,209,239
    ------------                                                                   ===========           ===========

                                Liabilities and Shareholders' Equity
                                ------------------------------------

Current liabilities:
-------------------
  Current portion of long-term debt                                                $   775,572           $   657,277
  Current portion of capital lease obligations                                         223,367               128,063
  Accounts payable and accrued expenses                                              4,151,352             3,403,694
  Income taxes payable                                                                  32,108               276,443
                                                                                   -----------           -----------
    Total current liabilities                                                        5,182,399             4,465,477
    -------------------------                                                      -----------           -----------

Other liabilities:
-----------------
  Long-term debt, less current portion                                                 397,618               626,847
  Capital lease obligations, less current portion                                      413,432               304,017
  Deferred income taxes                                                                 42,000                42,000
                                                                                   -----------           -----------
    Total other liabilities                                                            853,050               972,864
    -----------------------                                                        -----------           -----------

Commitments and contingencies

    Total liabilities                                                                6,035,449             5,438,341
    -----------------                                                              -----------           -----------

Shareholder's equity:
--------------------
  Common stock, $.0001 par value; authorized 10,000,000 shares;
    issued and outstanding, 3,545,768  and 3,408,034 shares, respectively                  353                   341
  Additional paid-in capital                                                         5,475,286             5,179,098
  Unearned compensation                                                                                     (43,750)
  Retained earnings                                                                  1,701,438             1,635,209
                                                                                   -----------           -----------

    Total shareholders' equity                                                       7,177,077             6,770,898
    --------------------------                                                     -----------           -----------

    Total liabilities and shareholders' equity                                     $13,212,526           $12,209,239
    ------------------------------------------                                     ===========           ===========

                 See notes to consolidated financial statements

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME




                                                  Three              Nine               Three               Nine
                                               months ended       months ended       months ended       months ended
                                                 March 1,           March 1,         February 29,       February 29,
                                                   1997               1997               1996               1996
                                                (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                                 ---------          ---------          ---------          ---------
Revenues                                        $4,722,341        $13,267,996          $4,034,143        $14,246,384

Costs of revenues, including amortization
  of motion pictures and other films             3,035,801          8,397,483           2,666,323          8,542,581
                                                ----------        -----------          ----------        -----------

                                                 1,686,540          4,870,513           1,367,820          5,703,803

Selling, general and administrative
expenses                                         1,580,097          4,614,396           1,411,126          5,025,995
                                                ----------        -----------          ----------        -----------

    Income from operations                         106,443            256,117             (43,306)           677,808
    ----------------------

Other income (expense), net                        (31,583)          (139,925)            242,693            159,583
                                                ----------        -----------          ----------        -----------

    Income before income taxes                      74,860            116,192             199,387            837,391
    --------------------------

Income tax expense                                  32,190             49,963              54,003            267,655
                                                ----------        -----------          ----------        -----------

    Net income                                  $   42,670        $    66,229          $  145,384        $   569,736
    ----------                                  ==========        ===========          ==========        ===========


Net income per common and
  common equivalent share primary               $      .01        $       .02          $      .04        $       .21

Weighted average number of shares
  outstanding                                    3,611,587          3,717,435           3,334,710          2,751,802





                See notes to consolidated financial statements.

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      March 1,         February 29,
                                                                                        1997               1996
                                                                                    (Unaudited)         (Unaudited)
                                                                                     ---------           ---------
Cash flows from (used by) operating activities:
----------------------------------------------
  Net income                                                                       $     66,229        $    569,736
                                                                                   ------------        ------------
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation and amortization                                                     1,209,314           1,695,840
    Amortization of unearned compensation                                                43,750              56,250
    Consulting services for common stock                                                    0                51,413
    Gain on disposal of asset                                                             2,857            (289,620)
    Cancellation of debt income                                                             0                15,000
    Allowance for inventory obsolescence                                                    0               100,000
    (Increase) decrease in assets:
          Accounts receivable                                                          (667,837)           (545,275)
          Inventory                                                                    (120,052)           (403,694)
          Prepaid expenses and other current assets                                     (49,265)            (74,361)
          Deferred income taxes                                                             0               166,175
          Other assets                                                                      (97)              1,274
    Increase (decrease) in liabilities:
          Accounts payable and accrued expenses                                         647,657            (507,349)
          Income taxes payable                                                         (244,334)            (80,255)
       Deferred income taxes                                                                0                34,008
                                                                                   ------------        ------------
         Total adjustments                                                              821,993             219,406
         -----------------                                                         ------------        ------------
         Net cash provided by operating activities                                      888,222             789,142
         -----------------------------------------                                 ------------        ------------

Cash flows from (used by) financing activities:
----------------------------------------------
  Proceeds from the issuance of common stock                                             26,250             563,038
  Increase in notes payable                                                                 0               411,466
  Payments on notes payable                                                             (10,934)             (4,923)
  Payments on capital leases                                                           (125,462)            (78,555)
                                                                                   ------------        ------------
         Net cash provided (used) by financing activities                              (110,146)            891,026
         ------------------------------------------------                          ------------        ------------

Cash flows used by investing activities:
---------------------------------------
  Investments in motion pictures and other films                                       (977,335)         (1,213,995)
  Purchase of property and equipment                                                     (4,121)           (220,758)
                                                                                   ------------        ------------
         Net cash used by investing activities                                         (981,456)         (1,434,753)
         -------------------------------------                                     ------------        ------------

         Increase (decrease) in cash                                                   (203,380)            245,415
         ---------------------------
Cash, beginning of period                                                               360,671              67,057
                                                                                   ------------        ------------

Cash, end of period                                                                $    157,291        $    312,472
                                                                                   ============        ============



                See notes to consolidated financial statements.

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)





                                                                                             Nine months ended
                                                                                        March 1,           February 29,
                                                                                         1997                 1996
                                                                                         ----                 ----
Supplemental disclosures of cash flow information:
-------------------------------------------------

  Cash paid during the period for:

    Interest                                                                            $143,248             $124,634
                                                                                        ========             ========

    Income taxes                                                                        $294,297             $  1,107
                                                                                        ========             ========



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

During the quarter ended March 1, 1997, the Company financed $330,181 of property, plant, and equipment by capital lease obligations.





                See notes to consolidated financial statements.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 1, 1997 AND FEBRUARY 29, 1996
(UNAUDITED)


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

The weighted average number of common shares and common stock equivalent shares utilized in computing earnings per share were 3,611,587 and 3,334,710 for primary and fully diluted earnings per share for the quarters ended March 1, 1997 and 1996 respectively.

Notes Payable

During June, 1995, Metro, Inc., a wholly owned subsidiary of the Company, entered into a line of credit agreement with a finance company. Under the agreement, Metro, Inc. may borrow up to 70% of assigned accounts receivable less than 90 days old, up to a maximum of $750,000. The balance due under the line of credit bears interest at the prime rate plus 6% per annum. In addition, Metro, Inc. shall pay the finance company a collateral management or notification fee equal to 3/4 of 1% of sales submitted to the finance company for inclusion in the net security value of accounts receivable, but no more than $7,500 per month. The outstanding balance under the line is secured by accounts receivable of Metro, Inc and guaranties of the Company and certain officers/shareholders. The line of credit expires during June, 1997. As of March 1, 1997, the balance on the line of credit was $639,551.

PART II - OTHER INFORMATION


ITEM 1.              LEGAL PROCEEDINGS

                     Not applicable

ITEM 2.              CHANGES IN SECURITIES

                     None

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

                     None

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None

ITEM 5.              OTHER INFORMATION

                     None

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

    *                10.1      Amendment to Stock Option Agreement dated
                               January 16, 1997 by and between Kenneth F.
                               Guarino and the Registrant

    *                10.2      Indemnification Agreement dated December 3,
                               1996 by Kenneth F. Guarino in favor of the Registrant

    *                10.3      Termination Agreement dated April 10, 1997
                               between Capital Video Corporation,  Elvira
                               Famiglietti and Metro, Inc.

    *                10.4      Description of the Directors Compensation
                               Arrangement

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   METRO GLOBAL MEDIA, INC.


                                By:/s/ T. JAMES BLAIR
                                   ----------------------------------
                                   T. James Blair, Treasurer
                                   (duly authorized, principal financial
                                   and chief accounting officer)


                                Date:             April 15, 1997
                                     --------------------------------