Form 10KSB
period 1997-05-31
METRO GLOBAL MEDIA INC
filed 1997-08-29
CIK 838803

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OF 14(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For yearly period ended May 31, 1997
                                 ------------

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from               to               .
                                        -------------    --------------

                         Commission file number 0-21634
                                                -------

                            Metro Global Media, Inc.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                            65-0025871
-----------------------------------   ------------------------------------
  (State or other jurisdiction of        (IRS Employer Identification No.)
   incorporation or organization)

                 1060 Park Avenue, Cranston, Rhode Island 02910
        -------------------------------------------------------------
                  (Address of principal executive offices)

                                 (401) 942-7876
                            -----------------------
                           (Issuer's telephone number)

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
Yes      No
    ----   ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,558,168 at July 31, 1997

                               TABLE OF CONTENTS


                                     PART I
                                     ------

ITEM 1.  BUSINESS............................................................ 2

ITEM 2.  PROPERTIES..........................................................13

ITEM 3.  LEGAL PROCEEDINGS...................................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................14

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..............................................15

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..............................15

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..........................20

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURES............................20


                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT.................................................................21

ITEM 10. EXECUTIVE COMPENSATION..............................................22

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT......................................................24

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................25

                                    PART IV
                                    -------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................28

INDEX TO FINANCIAL STATEMENTS................................................F-0

                                     PART I
                                     ------
ITEM 1.  BUSINESS
-----------------

(a)  General Development of Business

     Metro Global Media, Inc. (the "Company") was incorporated, under the name South Pointe Enterprises, Inc. in Florida in November 1987. In February, 1996, the Company changed its name from South Pointe Enterprises, Inc. to Metro Global Media, Inc.

     In November, 1996 the Company merged into an inactive subsidiary (Metro Sub, Inc.) under the laws of the state of Delaware and simultaneously changed its name back to Metro Global Media, Inc.

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

     (b) Narrative Description of Business.

BUSINESS ACQUISITIONS AND OTHER ACTIVITIES.
------------------------------------------

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

MOTION PICTURE PRODUCTION AND DISTRIBUTION.
------------------------------------------

     Metro produces and distributes adult motion picture entertainment. This includes the production and financing of feature films (full length motion pictures produced on film), feature videos (full length motion pictures produced on videotape),and video compilations, distributed primarily on videocassettes; the distribution of pay television and cable programming; and the ownership and administration of film copyrights. Metro's motion picture productions feature men and women in a variety of erotic and adult sexual situations. The Classification and Rating Administration of the Motion Picture Association of America (the "MPAA"), a motion picture industry trade association, assigns ratings for age group suitability for theatrical and home video distribution of motion pictures. Submission of a motion picture to the MPAA for rating is voluntary, and Metro does not submit its motion pictures to the MPAA for review. However, with the exception of several titles which have been re-edited for cable television, most of the films and videos distributed by Metro, if so rated, would most likely fall into the "NC-17 -- No Children Under 17 Admitted"/1/ rating category because of depiction of nudity and their sexually explicit content.

     Metro owns or has distribution rights to a library of over 2,060 titles available on videocassette and sold approximately 1,341,200 videocassettes during the fiscal year ended May 31, 1997, primarily to retail stores and wholesalers located in the United States. Many of Metro's original motion picture programs have been re-edited and licensed to cable television operators. Several of the titles in Metro's motion picture library have been obtained from third parties under distribution agreements pursuant to which Metro has acquired perpetual distribution rights, and in some cases limited foreign distribution rights, to the motion picture. Metro continues to expand its video distribution into international markets and has entered into license agreements with international distributors granting distribution rights to several of its motion picture titles in several countries outside the United States.

     During fiscal 1997, the Company released 2 new feature films, 50 feature videos, and 151 video compilations. During fiscal 1998, management of Metro hopes to continue to expand its motion picture operations by (i) distributing new feature films, feature videos, video compilations and additional Magma titles on an aggressive release schedule (ii) actively seeking to acquire distribution rights to additional titles produced by third parties, and (iii) increasing its efforts to distribute its library and new titles into domestic cable and satellite television markets as well as new international markets. See "Management Discussion and Analysis of Financial Condition and Results of Operations."
--------

     /1/"NC-17: No Children Under 17 Admitted" is a registered trademark of the Classification and Rating Administration of the Motion Picture Association of America, Inc.

Production
----------

       Metro produces films and videos either solely or under arrangements with other producers, and is generally the principal source of financing for these motion pictures. In addition, Metro purchases outright, or licenses for distribution, completed films and videos produced by others. Acquired distribution rights may be limited to specified territories, specified media and/or particular periods of time.

     Motion pictures shot on film generally offer better production quality, utilize more elaborate production techniques and incur higher production costs than motion pictures shot on videotape. Many of Metro's new feature film releases are edited into several versions depending on the media through which they are distributed. Metro has licensed several of its films and videos for showing on the Playboy Channel, a cable television channel produced by the publishers of Playboy Magazine/2/, as well as pay-per-view television. In general, versions of the films edited for cable or pay-per-view television are less sexually explicit than the versions edited for home video distribution. The Company has negotiated a variety of non-exclusive licensing arrangements with several cable and pay television operators for several of its feature releases that have been produced during the past two fiscal years, including arrangements which permits unlimited showings for a defined duration in exchange for a one-time lump sum royalty payment, arrangements for which the Company is paid a fee based on the number of subscribers to the cable station and the number of times the Company's motion picture is shown, and arrangements pursuant to which the Company receives a commission based upon the revenues received by the pay television operators as a result of a showing of the Company's motion picture.

Distribution
------------

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

     In January 1996, the Company entered into a Distributorship Agreement with Phantasm Video Productions, BV of Holland ("Phantasm"), one of the largest distributors of adult entertainment products in Europe. Pursuant to the Distributorship Agreement, Metro will provide Phantasm with a minimum average of 12 new titles per month during the term of the Agreement, and Phantasm shall serve as the exclusive distributor throughout Europe for those titles purchased by Phantasm for a 3 year period from release date. Under the Distributorship Agreement, Phantasm is required to purchase a minimum of 75,000 units during each six month period during the term of the Agreement. In August, 1996, the Company acquired the option to
-----------

       /2/"Playboy" is a registered trademark of Playboy Enterprises, Inc.

purchase all of the operating subsidiaries of Phantasm Holdings, BV of Holland. Under the terms of the Option Agreement, the Company has the option to acquire, at any time prior to July 31, 1999, the stock of Phantasm Videoproductions, B.V. Holland, Malibu Videoproductions GmbH of Germany, and Phantasm Videoproductions SARL of France, at a purchase price to be determined based on a multiple of earnings of these companies for the two years prior to the date of exercise of the option. The Company will incur a $200,000 fee for the option that will be due and payable on or about August, 1997. Presently Phantasm has breeched the distribution agreement as well as not being in compliance with the terms of the Option Agreement. At this point in time the completion of this transaction appears unlikely.

       In July, 1996, the Company opened an international sales office in Flensburg, Germany. This sales office is handling the sales of video rights throughout the world excluding the items for European distribution that Phantasm pre-selects. This office is also handling all international sales of CD-ROM products and magazines.

Duplication and Fulfillment
---------------------------

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

Competition
-----------

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

MAGAZINE PUBLISHING AND DISTRIBUTION.
------------------------------------

     Metro publishes and distributes adult magazines and paperback books. Metro publishes several special interest magazines under various tradenames which it distributes through wholesalers located throughout the United States, Canada and Europe. Amateurs in Action is also distributed on newsstands throughout the U.S. and Canada through an exclusive distribution agreement with Kable News, Inc., one of the largest newsstand distributors in the United States. For example, the Company publishes several magazines featuring pictures of men and women engaged in erotic and sexually situations, magazines oriented to readers with specific sexual preferences, and magazines featuring photographs and short stories contributed by amateur photographers and authors. Metro's more popular publications include the NorthEast Express(TM),
                         -----------------

Dirty Debutantes(TM) and Amateurs in Action(TM) series. Metro also publishes
----------------         ------------------
several single issue picture books and compilations of picture books.

Production and Fulfillment
--------------------------

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

     In addition, Metro operates a regional distributorship for its own publications as well as adult magazines produced by other parties to retail outlets located throughout New England and upstate New York. Metro's New England and New York's region fulfillment activities are conducted from a centralized facility in Cranston, Rhode Island.

Competition
-----------

     Metro meets with direct competition from other publishers of adult magazines and paperback books as well as all other forms of print media adult entertainment, including several more well-known national publications with substantially larger circulation than those of Metro.

RETAIL AND FRANCHISE SALES
--------------------------

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

     As a result of the transaction, Airborne for Men, Ltd. has a total of 6 franchisee-owned Airborne for Men(TM) retail stores (of which five are owned by Capital Video Corporation) as of May 31, 1997. The transaction reflected Airborne's desire to shift its focus from retail store management to franchise development, thereby permitting the company to open Airborne for Men locations without incurring the start-up expenses associated with completing the store build out and compiling an opening inventory. The transaction improved the Company's overall cash flow because it significantly reduced the Company's debt service requirements and dramatically reduced the Company's debt-to-equity ratio.

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

     Capital Video Corporation, which operates a chain of 29 retail video and magazine stores throughout New England and upstate New York, of which 5 are Airborne for Men(TM) franchises, and Airborne For Men, Ltd. agreed to waive the standard Airborne for Men(TM) franchise fees. Because of Capital Video's extensive retail experience in the industry, Airborne anticipates that it will be required to provide less management, inventory control and marketing services to Capital than it would to a less experienced franchisee; accordingly, Airborne agreed to reduce by 50% its standard Airborne for Men(TM) royalty fees. In connection with the acquisition of A.F.M., Limited, Capital Video Corporation and Airborne For Men, Ltd. agreed that the store owned by A.F. M. Limited would constitute the first of Capital's four (4) conversion stores and that Capital would be permitted to satisfy its remaining three store obligation either by converting existing Capital Video locations or opening new Airborne For Men(TM) locations on or before December, 1996. No franchise fees were recognized for fiscal year May, 1997.

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

     The Company has incurred an additional $19,500 in costs associated with its proposed franchise operation for the year ended May 31, 1997. To date, the Company has financed its investment in Airborne's franchise operations through cash flow from operations. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations "). The Company anticipates that the revenues derived from the sale of franchises will offset the costs associated with offering and assisting franchisees in opening Airborne For Men(TM) franchises.

Competition
-----------

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

ARCUS MEDIA GROUP, INC.
----------------------

     In October 1994, the Company formed Arcus Media Group, Inc. ("Arcus"), a wholly-owned subsidiary. In November 1994, Arcus acquired certain assets, including equipment and key technical personnel, of Innovative Data Concepts Incorporated, a Pennsylvania corporation previously engaged in computer software development. During the fourth quarter of fiscal 1995, Arcus determined that it would be more efficient and cost effective to engage independent contractors to digitize and convert the Company's motion pictures into the CD-ROM format, and to acquire distribution rights to CD-ROM interactive games authorized by independent software developers. Accordingly, Arcus reduced its in-house technical workforce and relocated its sales and marketing operation to the Company's Rhode Island facility, and the approximately $419,000 in unamortized cost allocated to the previously capitalized employment contract was expensed at May 31, 1995. In May 1995, Arcus filed suit against IDC alleging misrepresentation in connection with the transaction. On May 31, 1996 the suit filed by Arcus against IDC was settled. As a result of the settlement the Company received from IDC 75,000 shares of the 160,000 shares of the Company originally issued to IDC as part of the November 10, 1994 Asset Purchase Agreement. Effective May 31, 1997 Arcus Media Group was liquidated and has become a division of Metro, Inc. which will continue CD-Rom product sales and development under the trade name Arcus Media Group.

     Metro has and intends to continue to digitize and convert selected titles from the Company's existing film library to the CD-ROM format, under the Arcus trade name. Arcus has and will continue to develop technically sophisticated products on the most popular personal computer platforms, currently Microsoft Windows(TM)/3/ and Apple Macintosh(TM) CD-ROM,

--------

     /3/Microsoft and Windows are registered trademarks of Microsoft Corporation. Macintosh is a registered trademark of Apple Computer Inc.

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

     Preparation of master CD-ROM discs, user manuals and promotional materials as well as duplication of the CD-ROM discs and printing of the user manuals and packaging has been and will be performed by outside developers to Arcus' specifications. Arcus does not anticipate experiencing any material difficulties and delays in the manufacture and packaging of its products. Distribution of Arcus' CD-ROM products is accomplished through the same distribution network of wholesalers and retailers to whom Metro distributes its adult video products and computer software distributors and retailers. Order fulfillment is coordinated through Metro's Rhode Island distribution facility.

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

     Although Arcus intends to focus on digitizing selected titles from the Company's existing film library for the foreseeable future, Arcus also intends to engage in the distribution of other adult-theme digital multimedia projects such as interactive games. The Company launched its first CD-ROM inter-active game in July of 1995, Virtual Valerie II, which has been quite successful. The revenue generated by Virtual Valerie II since its release through the fiscal year ended May 31, 1997 is approximately $1,000,000. Based on the success of its first CD-ROM inter-active game offering, Arcus is continuing to look for other opportunities in this arena. Arcus' ability to successfully market these products will depend on continued market acceptance of its initial products and the availability of independently produced adult CD-ROM interactive games.

     The Company has no way of accurately assessing the amount of capital resources that will be required to develop future projects, or the amount and extent of financing that will be available to meet these requirements. The Company, in connection with the development of Arcus products, incurred minimal operating costs during fiscal 1997. The Company has financed, and will continue to finance, its investment in Arcus brand products through cash flow from the Company's operations.


Competition
-----------

     There are several competitors of Arcus that have already released adult CD-ROM titles and interactive games, many of whom have significantly greater financial, technical and marketing resources than those of Arcus. Moreover, Arcus believes that new competitors are increasing their focus on the consumer software market which will result in greater competition for Arcus.

MAJOR CUSTOMERS
---------------

     Capital Video Corporation operates approximately 29 video and magazine retail stores in the New England and upstate New York areas and accounted for approximately 38.8% of Metro's net sales for the fiscal year ended May 31, 1997, 32% of Metro's net sales for the fiscal year ended May 31, 1996, and 32% of Metro's net sales for the fiscal year ended May 31, 1995. See "Certain Relationships and Related Transactions". No other customer accounted for more than 10% of Metro's net sales for the fiscal years ended May 31, 1997, 1996 and 1995.

TRADEMARKS AND TRADE NAMES
--------------------------

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

GOVERNMENT REGULATION.
---------------------

     The right to distribute adult videocassettes, magazines and CD-ROM products is protected by the First and Fourteenth Amendments to the United States Constitution, which prohibit Congress or the various states from passing any law abridging the freedom of speech.

     The First and Fourteenth Amendments, however, do not protect the dissemination of obscene material, and several states and communities in which Metro's products are distributed have enacted laws regulating the distribution of obscene material with some offenses designed as misdemeanors and others as felonies, depending on numerous factors. The consequences for violating the state statutes are as varied as the number of states enacting them. Similarly, 18 U.S.C. (S)1460 - 1469 contain the federal prohibitions with respect to the dissemination of obscene material, and the potential penalties for individuals (including corporate directors, officers and employees) violating the federal obscenity laws include fines, community service, probation, forfeiture of assets and incarceration. The range of possible sentences require calculations under the Federal Sentencing Guidelines, and the amount of the fine and the length of the period of the incarceration under those guidelines are calculated based upon the retail value of the unprotected materials. Also taken into account in determining the amount of the fine, length of incarceration or other possible penalty are whether the person accepts responsibility for his or her actions, whether the person was a minimal or minor participant in the criminal activity, whether the person was an organizer, leader, manager or supervisor, whether multiple counts were involved, whether the person provided substantial assistance to the government, and whether the person has a prior criminal history. In addition federal law provides for the forfeiture of: (1) any obscene material produced, transported, mailed, shipped or received in violation of the obscenity laws; (2) any property, real or personal, constituting or traceable to gross profits or other proceeds obtained from such offense; and (3) any property, real or personal, used or intended to be used to commit or to promote the commission of such offense, if the court in its discretion so determines, taking into consideration the nature, scope and proportionality of the use of the property in the offense.

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

     Federal and state obscenity laws define the legality or illegality of materials by reference to the United States Supreme Court's three-prong test set forth in Miller v. California, 413 U.S 1593 (1973). This test is used to
         --------------------
evaluate whether materials are obscene and therefore subject to regulation. Miller provides that the following must be considered: (a) whether "the average
------
person, applying contemporary community standards" would find that the work, taken as a whole, appeals to the prurient interest; (b) whether the work depicts or describes, in a patently offensive way, sexual conduct specifically defined by the applicable state law; and (c) whether the work, taken as a whole, lacks serious literary, artistic, political or scientific value. The Supreme Court has clarified the Miller test in recent years advising that the prurient interest
              ------
prong and patent offensiveness prong must be measured against the standards of "an average person, applying contemporary community standards," while the value prong of the test is to be judged according to a reasonable person standard.

     Because the Company is engaged primarily in the wholesale distribution of its products to other wholesalers and/or retailers, the Company can regulate the communities to which it distributes its products. Management has taken steps to ensure compliance with all federal, state and local regulations regulating the content of its motion pictures and print products, by staying abreast of all legal developments in the areas in which its motion pictures and print products are distributed and by specifically avoiding distribution of its motion pictures and print products in areas where the local standards clearly or potentially prohibit these products. In addition, the Company requires that all video material be reviewed by an independent advisory panel comprised of two psychologists, a certified sex therapist, licensed marriage and family therapist, a certified sex educator and a licensed independent clinical social worker. Their review is directed to aspects of serious scientific value as set forth in the Miller test, because that aspect of the test is not limited by
             ------
community standards but is concerned with whether a reasonable person would find such value in the material, taken as a whole. In light of the Company's efforts to review, regulate and restrict the distribution of its materials, management believes that the distribution of Metro's products does not violate any statutes or regulations.

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

EMPLOYEES.
---------

     As of May 31, 1997, the Company and its subsidiaries employed approximately 122 persons.

ITEM 2. PROPERTIES.
------------------

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

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     On September 24, 1996, in order to avoid the expense and uncertainty of litigation, the Company pled guilty to the one count of the August 28, 1995 indictment, and agreed to pay a fine of $200,000 (which fine will be paid by the former owner of North Star and will have no impact on the Company's financial condition). Even though North Star entered a plea of guilty to effect a settlement of this matter, there was no judgement or finding that the videotapes were obscene or violated any law. There are no other legal proceedings pending against the Company or its subsidiaries other than routine litigation that is incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Effective November 7, 1996, the Company merged into Metro Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("metro Delaware"), pursuant to the Agreement and Plan of Merger between the Company and Metro Delaware (the "Merger"). Concurrent with the Merger, Metro Delaware changed its name to metro Global media, Inc. The Merger was approved by a majority of the shareholders of the Company at the Annual Meeting of Shareholders held October 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------------------

     The Company's Common Stock is traded in the over-the-counter market and quoted on the NASDAQ Small Cap Market. There is a limited market for the Company's Common Stock and no assurances can be given that any trading market will be sustained.


                                                    COMMON STOCK*
                                               High Bid         Low Bid
Fiscal Year Ended May 31, 1997
------------------------------
First Quarter                                 $  2.8125         $1.875
Second Quarter                                $  3.6250         $1.625
Third Quarter                                 $  2.6250         $1.125
Fourth Quarter                                $  2.1250         $1.000

Fiscal Year Ended May 31, 1996
------------------------------
First Quarter                                 $  7.3750         $4.750
Second Quarter                                $  4.7500         $2.750
Third Quarter                                 $  3.6250         $2.000
Fourth Quarter                                $  3.4375         $2.250

Fiscal Year Ended May 31, 1995
------------------------------
First Quarter                                 $ 10.2500         $5.375
Second Quarter                                $  8.3750         $6.250
Third Quarter                                 $  7.9380         $6.125
Fourth Quarter                                $  7.1250         $6.250

* Such market quotations reflect the high and low prices for the Company's securities as quoted by dealers without retail mark-ups and may not necessarily represent actual transactions.

     At July 31, 1997, there were approximately 447 holders of record of the Company's Common Stock.

     The Company did not pay any cash dividends during its last fiscal year and the Board of Directors does not contemplate doing so in the near future. Any decision as to future payment of dividends will depend on the earnings and financial condition of the Company and such other factors as the Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
           OF OPERATIONS
           -------------

Fiscal Year Ended May 31 , 1997
Compared to Fiscal Year Ended May 31, 1996

The Company had revenues of $18,355,868 the fiscal year ended May 31, 1997, a 6% decrease over revenues of $19,526,010 for the fiscal year ended May 31, 1996. Revenues consist principally of sales of prerecorded video cassettes, magazines, novelties and CDs. Lower revenues were primarily the result of the following factors: 1) the sale of the Airborne retail stores in fiscal 1996 which accounted for approximately $600,000 in revenue vs zero in fiscal 1997; 2) a reduction in magazine sales of approximately $610,000 due to the elimination of unprofitable issues and a consolidation of that product line; 3) a reduction in the sales of CD Roms of approximately $723,000 which principally reflects the decrease in sales of the company's Virtual Valerie II interactive game. These reductions were partially offset by an increase of approximately $867,000 in the sale of cable and foreign film rights of some of the titles contained in the Company's film and video library.

The Company released 2 new feature films, 50 feature videos, 151 video compilations and titles in fiscal 1997, an 22.2% decrease from the prior year. This was the result of the complete reorganization and restructuring of the Company's west coast operation. The Company's new release schedule for the fiscal year ended May 31, 1997 was significantly impacted. The Company intends to increase its release schedule in fiscal 1998.

Cost of revenues (including amortization of film costs) for fiscal 1997 decreased 3.1% to $11,564,466 from $11,939,031 for fiscal 1996 corresponding to the decrease in revenues for the year. Cost of revenues as a percentage of gross revenues increased in 1997 to 63% as compared to 61.1% in 1996. The primary reason for the decrease was the reduced sales of the Company's own video product resulting from the aforementioned reduced video production schedule, substantially all of the revenue was replaced by sale of other vendor's video product at lower margins. Amortization of film costs decreased 62.2% to $707,522 in 1997 versus $1,873,761 in fiscal 1996, principally because of a decrease in new releases during 1997.

Selling, general and administrative expenses for the fiscal year ended May 31, 1997, increased $279,562 or 4.1% to $7,026,944 from $6,747,382 for the fiscal year ended May 31, 1996. As a percentage of sales, selling, general and administrative expenses were 38.3% of the revenues in 1997 as compared to 34.6% in 1996, an increase of 3.7%. The primary reason for the increase in selling, general and administrative expenses is as follows: 1) $(42,200) of reduced advertising costs due to less films and videos being released, better discounts and more concentrated advertising; 2) increased bad debt expense of $290,000 including the write-off of the sale of foreign film rights of $211,000; 3) increased equipment rental of duplicating and editing equipment of $136,800; 4) increased freight due to a greater volume of smaller shipments of $60,900; 5) increased payroll costs due to the restructuring of the Company's west coast operation of $135,000; all of which were offset partially by a $(312,500) reduction in professional fees, consisting mainly of reduced legal costs.

Other income (expense) increased $(66,106) to $(87,158) in 1997 as compared to ($21,352) in 1996. The increase was primarily due to the following factors: 1) a gain on settlement of litigation of $113,000 relating to the sale of foreign film rights of a portion of the titles contained in the Company's film library;
2) royalty income of $128,100 received from the Company's Airborne franchises and; 3) interest expense of $(340,900) in fiscal 1997 as compared to $(396,200) in fiscal 1996 which was lower due to the following: a) the debt assumption of approximately $973,000 in the sale of the Company's retail Airborne stores; b) a reduction in debt to a previous owner due to indemnification of $200,000 and lastly; c) lower interest rates.

As a result of the factors detailed above, net income decreased $732,833 or 139.4% to $(207,158) in 1997 or $(.06) per share, from the net income of $525,675 in 1996, or $0.17 per share. The

Company's earnings per share decreased $.24 to $(.06) for the fiscal year ended May 31, 1997 versus $.17 per share for fiscal 1996, notwithstanding an increase in weighted average number of shares as a result of the warrant exercise and debt conversion discussed below.

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

Fiscal Year Ended May 31 , 1997
Compared to Fiscal Year Ended May 31, 1996

Liquidity and Capital Resources

The Company's financial position remains sound. Cash and cash equivalents amounted to $57,724 at year-end. Cash provided by operating activities amounted to $1,027,435 in fiscal 1997, $1,326,785 in fiscal 1996, and $1,557,928 in fiscal 1995. The Company's primary sources of cash in fiscal 1997 consisted of
(1) funds provided from operations $1,027,435 and (2) net proceeds from short-term borrowings of $391,186. The primary uses of cash in fiscal 1997 consisted of (1) investments in motion pictures and other films $1,402,883; (2) payments on capital lease obligations of $177,708; and (3) purchases of property and equipment $147,726.

Working capital amounted to $2,489,792 in fiscal 1997 as compared to $3,332,590 in fiscal 1996. The net increase in accounts receivable of $870,852 was primarily due to the increase of sales in April and May 1997. Inventory decreased $362,023 due to better inventory management. Accounts payable and accrued expenses increased $802,883 due to improved vendor terms from tape supplies and the inclusion of a $100,000 litigation settlement liability due November, 1997. Increased spending for film production is another factor of the increase in accounts payable.

Of Metro's total accounts receivable at May 31, 1997 and 1996, $1,711,443 (41.9%) and $662,807, (21.0%), respectively, is owed by Capital Video Corporation ("CVC"), a chain of retail stores of which a former officer/shareholder of the Company is the sole shareholder. Because of the amount of this receivable and the concentration of business with CVC, this receivable is monitored very closely. Metro has the personal guaranty of its sole shareholder. Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in the Company's financial statements.

At May 31, 1997 the Company had entered into agreements with producers to finance 45 new feature films and videos which will be released during fiscal 1998. The completion of these movies will require approximately $900,000 to $1,200,000. Financing for these activities has been and will continue to be generated through earnings and profits as well as funds received from its line of credit.

The Company funds its working capital requirements on a short-term basis through funds generated by operations and borrowings under its line of credit agreement. During June 1995, Metro entered into a line of credit agreement with a finance company. Under the agreement, Metro may borrow up to 70% of assigned accounts receivable less than 90 days old, up to a maximum of $750,000. The balance due under the line of credit bears interest at the prime rate plus 6% per annum. In addition, Metro pays a management fee equal to 3/4 of 1% of sales submitted to United Credit for inclusion in the net security value of accounts receivable, but not more than $7,500 per month. The outstanding balance under the line is secured by accounts receivable of Metro and guaranties of the Company and certain officer/shareholder. In May,

1997 the agreement was modified increasing the maximum borrowings to $1,000,000 and a new agreement was signed in June, 1997 raising the line of credit to $1,500,000, decreasing the interest rate to the prime rate plus 5% per annum, increasing the eligible receivables base and the advance rate to 75%. The new line of credit agreement provides for a two year term expiring in June, 1999 but includes an option for an additional year. The unpaid balance at May 31, 1997 was $897,247.

Capital Expenditures: Capital expenditures in fiscal 1997 amounted to $147,726 as compared to $301,793 in fiscal 1996. The Company anticipates that its capital expenditures for 1998 will be approximately $300,000 to $400,000 primarily used for computer equipment, duplicating and editing equipment. The company currently has a $500,000 lease line available for its use which management believes is sufficient.

Management believes that funds provided by operations, existing and new line of credit, are adequate to meet the anticipated short-term and long-term capital needs. Management believes that inflation has not had a material effect on its operations.

In January 1996, the Company entered into a Distributorship Agreement with Phantasm Video Productions, BV of Holland ("Phantasm"), one of the largest distributors of adult entertainment products in Europe. Pursuant to the Distributorship Agreement, Metro will provide Phantasm with a minimum average of 12 new titles per month during the term of the Agreement, and Phantasm shall serve as the exclusive distributor throughout Europe for those titles purchased by Phantasm for a 3 year period from release date. Under the Distributorship Agreement, Phantasm is required to purchase a minimum of 75,000 units during each six month period during the term of the Agreement. In August, 1996, the Company acquired the option to purchase all of the operating subsidiaries of Phantasm Holdings, BV of Holland. Under the terms of the Option Agreement, the Company has the option to acquire, at any time prior to July 31, 1999, the stock of Phantasm Videoproductions, B.V. Holland, Malibu Videoproductions GmbH of Germany, and Phantasm Videoproductions SARL of France, at a purchase price to be determined based on a multiple of earnings of these companies for the two years prior to the date of exercise of the option. The Company will incur a $200,000 fee for the option that will be due and payable on or about August, 1997. Presently Phantasm has breeched the distribution agreement as well as not being in compliance with the terms of the Option Agreement. At this point in time the completion of this transaction appears unlikely.

New Accounting Standards

     FASB No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. FASB No. 121 was adopted during fiscal year 1997 and did not have a material effect on the Company's financial position of results of operations.

SFAS No. 128 has been issued effective for the years ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share and also establishes standards with respect to disclosure of information about an entity's capital structure. Earnings per share calculations should not be impacted if the Company adopted such standard for the year ended May 31, 1997. The Company is required to adopt the provisions of SFAS No. 128 in the third quarter of 1998 and does not expect adoption thereof to have a material effect on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 129 ("SFAS No. 129"), "Disclosure of Information About Capital Structure" has been issued effective for the years ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure. The Company will be required to adopt the provisions of SFAS No. 129 in the third quarter of 1998 and does not expect adoption thereof to have a material impact on the Company's financial position, results of operations or cash flows.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.
---------------------------------------------------

     The consolidated financial statements and supplemental data of the Company and the report of independent auditors thereon set forth at pages F-1 through F-25 herein are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
           FINANCIAL DISCLOSURES.
           ---------------------

                                      None

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
           WITH SECTION 16(a) OF THE EXCHANGE ACT
           --------------------------------------

     The Directors and Executive Officers of the Company are as follows:


Name                      Age              Position
----                      ---              --------
A. Daniel Geribo          52               Director and President
T. James Blair            43               Director and Secretary/Treasurer
Alan S. Casale            47               Director
Dolores Guglielmi         58               Director


     A. Daniel Geribo was elected President in November, 1996 and has served as President, Treasurer, Secretary and sole director of Capital Video Corporation, which operates a chain of retail video stores in the New England and upstate New York area since November 1994, and from September 1993 to November 1994 served as General Manager of Capital Video Corporation. From January 1983 to May 1993, Mr. Geribo served as President of Unfinished Furniture House, Inc., a chain of retail furniture stores.

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

     Alan S. Casale a principal in the accounting firm of Casale, Caliri & Jeroma since 1996. Mr. Casale was formerly the principal of Cardello, Riccitelli & Casale who were the auditors of record of the Company from December 1992 to February 1993, and audited the financial statements of Metro for the years ended May 31, 1992 and May 31, 1991.

     Dolores Guglielmi has been a Registered Nurse Anesthetist for Associates in Anesthesia, Inc. a medical services provider, for more than five years.

     In addition to the Directors and Executive Officers listed above, Dennis Nichols is expected to make a significant contribution to the business of the Company and its subsidiaries. Dennis Nichols has served as President and sole director of Metro since its inception in 1990, and previously served in executive capacitates with Metro Inc., a video distribution company. From March 1992 to November 1994, Mr. Nichols served as President, Treasurer, Secretary and sole director of Capital Video Corporation, which operates a chain of retail video stores in the New England and upstate New York area. Mr. Nichols is 48 years old.

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

ITEM 10. EXECUTIVE COMPENSATION.
         ----------------------

                                                 Annual Compensation                           Long Term Compensation
                                       --------------------------------------        -----------------------------------------
                                                                       Other
Name and Principal         Fiscal                                      Annual                                    All Other
Position                   Year            Salary        Bonus         Comp.         Awards        Payouts       Comp.
------------------------------------------------------------------------------------------------------------------------------
A. Daniel Geribo           1997        $        -          -             -             -             -             -
President

Kenneth F. Guarino         1997        $   74,200          -             -             -             -             -
President (1)              1996        $   83,798          -             -             -             -             -
                           1995        $  383,907          -             -             -             -             -

Carl Bruno                 1996        $   17,600          -             -             -             -             -
President (2)              1995        $   41,616          -             -             -             -             -

(1) Mr. Guarino was elected President of the Company effective April 28, 1993. Prior to this election, Mr. Guarino served as Operations Manager of Metro. Mr. Guarino resigned as President of the Company effective July 27, 1994 and resumed his position as Operations Manager of Metro. Mr. Guarino was elected President effective October 31, 1995. Mr. Guarino resigned as President of the Company effective October 31, 1996.

(2) Mr. Bruno served as President from July 27, 1994 until October 31, 1995.

                                         Options/SAR Grants in Last Fiscal Year
                                 -----------------------------------------------------
                                   Number of            % of Total                           Market
                                   Securities          Options/SARs                         Price on
                                   Underlying           Granted to        Exercise or        Date of
                                  Options/SARs         Employees in        Base Price         Grant         Expiration
Name                                Granted            Fiscal Year         ($/share)        ($/share)          Date
--------------------------------------------------------------------------------------------------------------------------
NA                                     0                    -                  -                -               -

   Aggregated Options/SAR Exercises in Last Fiscal Year and fiscal year-end
   ------------------------------------------------------------------------
                              Option/SAR Values
                              -----------------


                                                                         Number of
                                                                        Securities              Value of Unexercised
                                                                        Underlying                  In-the-Money
                                                                        Unexercised               Options/SARs at
                                                                      Options/SARs at                  FY-end
                                                                          FY-End

                            Shares Acquired    Value                   Exercisable /               Exercisable /
Name                        on exercise (#)    Realized ($)            Unexercisable               Unexercisable
------------------------------------------------------------------------------------------------------------------------
Kenneth Guarino                    0               -                     200,000/0                       -

     In September 1993, a disinterested majority of the Board of Directors authorized the execution of an Employment Agreement with Kenneth F. Guarino, effective as of January 1, 1993. The Agreement is for a term of four years; however, on December 31, 1995 and on each December 31 thereafter (the "Renewal Date"), the term shall automatically be extended for an additional one year period unless Metro notifies Mr. Guarino in writing on or before the applicable Renewal Date that Metro does not wish to extend the Agreement beyond the term thereof. By mutual agreement the employment agreement was terminated on December 31, 1996. In addition, the Company granted Mr. Guarino stock options to purchase up to 200,000 shares of Common Stock at a purchase price of $1.50 per share, exercisable in four annual installments of 50,000 shares commencing January 1, 1994. In January, 1997 the term of the options was extended to December 31, 2006. The requirement that the options be exercised within 30 days after termination of employment was deleted. Except as set forth above, no other executive officer received salary and bonus exceeding $100,000 in any of the last three fiscal years except for Anthony P. Santucci who received $123,914 in the fiscal year 1995. Mr. Santucci resigned as treasurer in August, 1995.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------------------------------------------------------------------

     The following table sets forth certain information regarding the Company's Common Stock beneficially owned as of July 31, 1997, (i) by each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) by each of the Company's directors, and by all executive officers and directors as a group.

                                         No. of Shares of      Percentage of
                                           Common Stock         Beneficial
Name and Address                        Beneficially Owned     Ownership (1)
Officers and Directors
----------------------

T. James Blair
1060 Park Avenue
Cranston, RI  02910                             600                   *

Alan S. Casale
1140 Reservoir Avenue
Cranston, RI  02920                             620                   *

A. Daniel Geribo
788 Reservoir Avenue, Suite 300
Cranston, RI  02910                             600                   *

Dolores Guglielmi
27 Sherman Avenue
Lincoln, RI  02865                           24,600                   *


All Executive Officers and                                            *
Directors as a group (8 people)              26,420


Other 5% Beneficial Owners
---------------------------

Briana Investment Group LP
c/o Helen Adderley, Esquire
Corner House
20 Parliament Street
Hamilton HM DX, Bermuda                   1,472,903               39.23

Kenneth F. Guarino
50 Fort Avenue
Cranston, RI 02905                          351,852 (2)            9.26

* Beneficial ownership represents less than 1% of the outstanding common stock.

(1) Assumes 3,558,168 shares of Common Stock issued and outstanding at July 31, 1997 and 200,000 unexercised stock options.

(2)  Includes 200,000 unexercised stock options

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

     A. Daniel Geribo serves as the sole officer and director of, and Mr. Guarino also serves as the operations manager and is 100% owner of, Capital Video Corporation ("CVC") which operates a chain of retail video stores in the New England and upstate New York area. Capital Video Corporation accounted for $7,134,774 (38.8%), $6,297,550 (32%), and $5,625,047 (32%) of the net sales of
Metro, Inc. for the fiscal years ended May 31, 1997, 1996, and 1995 respectively. At May 31, 1997, $1,711,443 (41.9%) of Metro's outstanding accounts receivable were due from Capital Video Corporation. At May 31, 1996, $662,807 (21%) of Metro's outstanding accounts receivable were due from Capital Video Corporation, secured by a security interest in all of the inventory of Capital Video Corporation and the personal guaranty of Mr. Guarino's wife. At May 31, 1995, $205,561 (7%) of Metro's outstanding accounts receivable were due from Capital Video Corporation. The age of the accounts receivable from CVC is as follows:


                        Current               30-60 days         60-90 days          Over 90 days
                        -------               ----------         ----------          ------------
May 31, 1997            $  814,473            $ 612,796          $ 284,174           $       0
May 31, 1996            $  566,033            $  96,774          $       0           $       0
May 31, 1995            $  205,561            $       0          $       0           $       0

     The significant increase in Metro's accounts receivable from Capital Video is the result of increased sales due to Capital opening new stores, and a reflection of Capital's excellent payment history with Metro. Metro has permitted CVC to return to the previous net 60 day payment terms. Management of the Company has determined that, given the volume of business Capital Video has historically provided to Metro, the value of the CVC inventory (which is monitored by Metro and in which Metro retains a security interest), and the inability of CVC to obtain inventory financing elsewhere, such aging is reasonable and in the best interests of the Company.

     During the fiscal year 1995 and 1996, Mr. Guarino made aggregate advances to the Company of $63,383 and $40,000, respectively, bearing interest at 12%, to be repaid on or before May 31, 1998 and May 1, 1998, respectively. The terms of the $40,000 loan are subject to ratification by the Company's Board of Directors.

     Effective May 1, 1993, Metro entered into a lease with Castle Properties, L.L.C. for an approximately 50,000 square foot office, warehouse and shipping complex located in Cranston, Rhode Island. This new facility houses Metro's executive, administrative, editorial and operational offices, the data center and customer service, warehouse and fulfillment facilities. The lease is for a term of 10 years with two five-year renewal options, and provides for a fixed annual rent of $245,200 for the first five years, triple net. The annual rent for lease years 6 through 10 as well as the rent for the renewal terms, if any, shall be adjusted based on increases in the consumer price index. Approximately 7,500 square feet of the facility is sublet to Capital Video Corporation under an oral, month-to-month lease agreement for $9,000 per month for June, 1996 and $4,000 per month thereafter. Castle Properties, L.L.C. is a Rhode Island limited liability company principally owned by Mr. Guarino's wife.

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

     Effective May 8, 1997, Briana Investment Group, A British Virgin Island L.P. acquired 730,863 shares of common stock of the Registrant from Capital Video Corporation in consideration of a promissory note of Briana Investment Group, L.P. in the 742,050 shares of common stock of the Registrant from Zeon Corporation.

Conflicts of Interest
---------------------

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

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

     3.3 Articles of Amendment of Articles of Incorporation of the Registrant, as filed with the Commission on January 17, 1995 as Exhibit 3.3 to the Quarterly Report on Form10-QSB for the fiscal quarter ended November 30, 1994 and incorporated herein by reference.

     3.4 Amendment to Bylaws of the Registrant, as filed with the Commission on January 17, 1995 as Exhibit 3.4 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended November 30, 1994 and incorporated herein by reference.

     3.5 Articles of Amendment of Articles of Incorporation of the Registrant, as filed with the Commission on August 28, 1996 as Exhibit 3.5 to the Form 10-KSB for the fiscal year ended May 31, 1996 and incorporated herein by reference.

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

     10.13 Capital Stock Purchase Agreement dated as of November 30, 1995 by and between Airborne for Men, Ltd. and Capital Video Corporation, as filed with the Commission on December 10, 1995 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.

     10.14 Debt Conversion Agreement between Capital Video Corporation and the Registrant, as filed with the Commission on December 11, 1995 as
           Exhibit 10.2 to the Form 8-K and incorporated herein by reference.

     10.15 Capital Stock Purchase Agreement dated as of January 31, 1996 by and between Airborne for Men, Ltd. and Capital Video Corporation as filed with the Commission on May 9, 1996 as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended February 28, 1996 and incorporated herein by reference.

     10.16 Amendment to Capital Stock Purchase Agreement dated as of November 30, 1996 by and between Airborne For Men, Ltd. and Capital Video Corporation, as filed with the Commission on August 28, 1996 as
           Exhibit 10.16 to the Form 10-KSB for the fiscal year ended May 31, 1996 and incorporated herein by reference.

     10.17 Amendment Agreement dated as of December 31, 1995 between Kenneth Guarino and the Registrant, as filed with the Commission on August 28, 1996 as Exhibit 10.17 to the Form 10-KSB for the fiscal year ended May 31, 1996 and incorporated herein by reference.

     10.18 Amendment to Stock Option Agreement dated January 16, 1997 by and between Kenneth F. Guarino and the Registrant, as filed with the Commission on April 15, 1997 as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended March 1, 1997 and incorporated herein by reference.

     10.19 Indemnification Agreement dated December 3, 1996 by Kenneth F. Guarino in favor of Registrant as filed with the Commission on April 15, 1997 as Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the quarter ended March 1, 1997 and incorporated herein by reference.

     10.20 Termination Agreement dated April 10, 1997 between Capital Video Corporation, Elvira Famigliette and Metro, Inc. as filed with the Commission on April 15, 1997 as Exhibit 10.3 to the Quarterly Report on Form 10-QSB for the quarter ended March 1, 1997 and incorporated herein by reference.

     10.21 Description of Directors Compensation Arrangement, as filed with the Commission on April 15, 1997 as Exhibit 10.4 to the Quarterly Report on Form 10-QSB for the quarter ended March 1, 1997 and incorporated herein by reference.

     10.22 Registration Rights Agreement dated May 8, 1997 between Briana Investment Group, Ltd. and the Registrant, as filed with the Commission on May 8, 1997 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.

     21 Subsidiaries of the Registrant, as filed with the Commission on August 28, 1996 as Exhibit 21 to the Form 10-KSB for the fiscal year ended May 31, 1996 and incorporated herein by reference.

     22 Consent of Trien, Rosenberg, Rosenberg, Weinberg, Ciullo & Fazzari, LLP, as filed with the Commission on August 28, 1996 as Exhibit 22 to the Form 10-KSB for the fiscal year ended May 31, 1996 and incorporated herein by reference.

     99.1 Excerpts from Notice of Meeting and Proxy Statement of the Registrant dated October 7, 1996 and filed with the Commission on October 15, 1996 and incorporated herein by reference.

(B) REPORTS ON FORM 8-K

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

          Item 8. Change in Fiscal Year

               To facilitate the business operations of the Company, commencing with the fiscal year ended May 31, 1997. the Company will adopt the so-called 4-4-5 fiscal year, with all months ending on a Saturday. Quarterly reports on Form 10-QSB for the balance of the 1997 fiscal year will be filed for the periods ended November 30, 1996 and March 1, 1997.

          The Registrant filed Form 8-K with the Commission on May 8, 1997 to report the following:

               Item 1. Changes in control of the Registrant

               Effective May 8, 1997, Briana Investment Group, L.P. acquired 730,863 shares of common stock of the Registrant from Capital Video Corporation in consideration of a promissory note of Briana Investment Group, L.P. in the principal amount of $841,492, representing a purchase price of $1.15 per share. The note was secured by a pledge of the purchased stock as well as the guaranty of the limited partner of the purchase. Effective May 8 1997, Briana Investment Group, L.P. acquired 742,050 shares of common stock of the Registrant from Zeon Corporation in consideration of a promissory note of Briana Investment Group, L.P. in the principal amount of $553,358, representing a purchase price of $1.15 per share. The Note is secured by a pledge of the purchased shares as well as the guaranty of the limited partner of the purchaser.

               Briana Investment Group, L.P. is a limited partnership organized under the laws of the British Virgin Islands. The general partner of Briana Investment Group, L.P. is Windbridge Holdings, Ltd., a British Virgin Islands corporation. Vernon J. Douglas, Jr. is the sole shareholder of Windbridge Holdings, Ltd. As a result of the transaction, Briana Investment Group, L.P. will own 1,472,913 shares of common stock of Registrant, representing 41.66% of the total issued and outstanding shares of the Registrant. In connection with the transaction, the Registrant entered into a Registration Rights Agreement with Briana Investment Group, L.P.

                               S I G N A T U R E S

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Metro Global Media, Inc.

                                     By: /s/ A. Daniel Geribo
                                        -------------------------
                                     A. Daniel Geribo, President

                                     Date: August 29, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                             Date
---------                           -----                             ----

/s/ A. Daniel Geribo      President, (principal                 August 29, 1997
---------------------     executive officer) and Director
A. Daniel Geribo

/s/ T. James Blair        Secretary/Treasurer (principal        August 29, 1997
------------------        financial and accounting
T. James Blair            officer) and Director


/s/ Alan S. Casale        Director                              August 29, 1997
---------------------
Alan S. Casale

/s/ Dolores Guglielmi     Director                              August 29, 1997
---------------------
Dolores Guglielmi

                               S I G N A T U R E S

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Metro Global Media, Inc.

                                        By:
                                           ------------------------
                                        A. Daniel Geribo, President

                                        Date: August 29, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                             Date
---------                      -----                             ----

                       President, (principal                 August 29, 1997
------------------     executive officer) and  Director
A. Daniel Geribo

                       Secretary/Treasurer (principal        August 29, 1997
------------------     financial and accounting
T. James Blair         officer) and Director

------------------     Director                              August 29, 1997
Alan S. Casale

------------------     Director                              August 29, 1997
Dolores Guglielmi

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------








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

Consolidated Balance Sheets                                              F-2

Consolidated Statement of Operations                                     F-3

Consolidated Statement of Shareholders' Equity                           F-4

Consolidated Statement of Cash Flows                                     F-5

Notes to Consolidated Financial Statements                               F-8

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Metro Global Media, Inc. and Subsidiaries
Cranston, Rhode Island


We have audited the accompanying consolidated balance sheets of Metro Global Media, Inc. and Subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metro Global Media, Inc. and Subsidiaries as of May 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1997, in conformity with generally accepted accounting principles.



                                           TRIEN, ROSENBERG, ROSENBERG,
                                               WEINBERG, CIULLO, & FAZZARI, LLP

Morristown, New Jersey
July 31, 1997

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                                        1997                 1996
                                                     Assets                                             ----                 ----
                                                     ------
Current assets
--------------
   Cash                                                                                             $    57,724         $   360,671
   Accounts receivable, less allowance for doubtful accounts of
      $22,082 and $40,030, respectively                                                               4,081,031           3,210,179
   Inventory                                                                                          3,684,501           4,046,524
   Recoverable income tax                                                                               287,000
   Prepaid expenses and other current assets                                                             41,460             102,193
   Deferred income taxes                                                                                165,650              78,500
                                                                                                    -----------         -----------
     Total current assets                                                                             8,317,366           7,798,067
     --------------------

Motion pictures and other films at cost, less accumulated amortization
   of $5,085,183 and $4,377,661, respectively                                                         3,353,743           2,658,382

Property and equipment at cost, less accumulated depreciation and
   amortization of $1,303,939 and $970,433, respectively                                              1,575,199           1,463,059

Other assets                                                                                            292,235             289,731
                                                                                                    -----------         -----------

     Total assets                                                                                   $13,538,543         $12,209,239
     ------------                                                                                   ===========         ===========

                                        Liabilities and Shareholders' Equity
                                        ------------------------------------

Current liabilities
-------------------
   Current portion of long-term debt                                                                $   137,651         $   151,216
   Current portion of capital lease obligations                                                         222,962             128,063
   Short-term borrowings                                                                                897,247             506,061
   Accounts payable and accrued expenses                                                              4,206,577           3,403,694
   Income taxes payable                                                                                 363,137             276,443
                                                                                                    -----------         -----------
     Total current liabilities                                                                        5,827,574           4,465,477
     -------------------------

Long-term debt, less current portion                                                                    395,988             626,847
Capital lease obligations, less current portion                                                         361,591             304,017
Deferred income taxes                                                                                    35,700              42,000
                                                                                                    -----------         -----------
     Total liabilities                                                                                6,620,853           5,438,341
     -----------------                                                                              -----------         -----------

Commitments and contingencies

Shareholders' equity
--------------------
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding, none
Common stock, $.0001 par value; authorized 10,000,000 shares;                                               356                 341
   issued and outstanding, 3,558,168 and 3,408,034 shares,
   respectively
Additional paid in capital                                                                            5,542,762           5,179,098
Retained earnings                                                                                     1,374,572           1,635,209
                                                                                                    -----------         -----------
                                                                                                      6,917,690           6,814,648
Unearned compensation                                                                                        --             (43,750)
                                                                                                    -----------         -----------
     Total shareholders' equity                                                                       6,917,690           6,770,898
     --------------------------                                                                     -----------         -----------

     Total liabilities and shareholders' equity                                                     $13,538,543         $12,209,239
     ------------------------------------------                                                     ===========         ===========

                See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                   1997                   1996                 1995
                                                                   ----                   ----                 ----
Revenues                                                       $ 18,355,868          $ 19,526,010          $ 17,804,301
Cost of revenues, including amortization of motion
   pictures and other films of $707,522,
   $1,823,759, and $1,187,185, respectively                      11,564,466            11,939,031            10,609,199
                                                               ------------          ------------          ------------
                                                                  6,791,402             7,586,979             7,195,102

Selling, general and administrative expenses                      7,026,944             6,747,382             6,832,518
                                                               ------------          ------------          ------------
     (Loss) income from operations                                 (235,542)              839,597               362,584
     -----------------------------                             ------------          ------------          ------------

Other income and expenses
-------------------------
    Interest income                                                   1,119                  --                  28,473
    Gain on sale of subsidiaries                                       --                 171,795                  --
    Gain on settlement of litigation                                113,000               196,400                  --
    Gain on sale of equipment                                         2,927                  --
    Miscellaneous income                                              8,269                 6,623                  --
    Interest expense                                               (340,864)             (396,170)             (178,375)
    Other expense                                                      --                    --                (419,000)
    Royalty income                                                  128,091                  --                    --
                                                               ------------          ------------          ------------

                                                                    (87,458)              (21,352)             (568,902)
                                                               ------------          ------------          ------------

     (Loss) income before provision for income taxes               (323,000)              818,245              (206,318)
     -----------------------------------------------

(Benefit) provision for income taxes                               (115,842)              292,570                   704
                                                               ------------          ------------          ------------

     Net (loss) income                                         $   (207,158)         $    525,675          $   (207,022)
     -----------------                                         ============          ============          ============
Net (loss) income per share
    Primary                                                    $       (.06)                  .17          $       (.08)
    Fully diluted                                              $       (.06)                  .17                  (.08)

Weighted average number of shares outstanding
    Primary                                                       3,503,565             3,163,675             2,654,830
    Fully diluted                                                 3,503,565             3,163,675             2,654,830

                See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                      Additional
                                                                               Common Stock            Paid-in        Retained
                                                                          Shares         Amount        Capital        Earnings
                                                                       ------------------------       -----------     --------
Balance, May 31, 1994                                                  $ 2,079,884        $208       $ 2,218,177    $ 1,316,556

Shares issued:
  as compensation for services rendered by consultants                      50,000           5           333,120
  in connection with a private placement of 55,000 shares                   45,000           4           269,996
  in connection with the acquisition of certain assets from
Innovative Data Concepts, Inc. (IDC)                                       160,000          16           479,984
  Upon exercise of options                                                  10,000           1            74,999
Amortization of unearned compensation
Net loss                                                                                                               (207,022)
                                                                       -----------        ----       -----------    -----------

Balance, May 31, 1995                                                    2,344,884         234         3,376,276      1,109,534

Shares issued:
  as compensation for services rendered by consultants                      55,666           6           289,657
  in connection with the conversation of a $1,000,000 note payable         730,568          73         1,095,793
  in connection with the "IDC" settlement of litigation                    (75,000)         (8)         (224,992)
  Upon exercise of warrants                                                306,916          31           460,493
  Upon exercise of options                                                  45,000           5           181,871
Amortization of unearned compensation
Net income                                                                                                              525,675
                                                                       -----------        ----       -----------    -----------

Balance, May 31, 1996                                                    3,408,034         341         5,179,098      1,635,209

Shares issued:
   as compensation for services rendered by consultants                    100,000          10           243,790
   as compensation for directors and employees                              12,400           1            13,949
   Stock dividend pursuant to a private placement                           17,734           2            53,477        (53,479)
   Upon exercise of options                                                 20,000           2            52,448
Amortization of unearned compensation
Net (loss)                                                                                                             (207,158)
                                                                       -----------        ----       -----------    -----------

Balance, May 31, 1997                                                  $ 3,558,168         356       $ 5,542,762    $ 1,374,572
                                                                       ===========        ====       ===========    ===========
                                                                                Unearned
                                                                              Compensation                Total
                                                                              ------------                -----
Balance, May 31, 1994                                                        $  (193,750)              $ 3,341,191

Shares issued:
  as compensation for services rendered by consultants                                                     333,125
  in connection with a private placement of 55,000 shares                                                  270,000
  in connection with the acquisition of certain assets from
Innovative Data Concepts, Inc. (IDC)                                                                       480,000
  Upon exercise of options                                                                                  75,000
Amortization of unearned compensation                                             75,000                    75,000
Net loss                                                                                                  (207,022)
                                                                             -----------              ------------

Balance, May 31, 1995                                                           (118,750)                4,367,294

Shares issued:
  as compensation for services rendered by consultants                                                     289,663
  in connection with the conversation of a $1,000,000 note payable                                       1,095,866
  in connection with the "IDC" settlement of litigation                                                   (225,000)
  Upon exercise of warrants                                                                                460,524
  Upon exercise of options                                                                                 181,876
Amortization of unearned compensation                                             75,000                    75,000
Net income                                                                                                 525,675
                                                                             -----------              ------------

Balance, May 31, 1996                                                            (43,750)                6,770,898

Shares issued:
   as compensation for services rendered by consultants                                                    243,800
   as compensation for directors and employees                                                              13,950
   Stock dividend pursuant to a private placement
   Upon exercise of options                                                                                 52,450
Amortization of unearned compensation                                             43,750                    43,750
Net (loss)                                                                                                (207,158)
                                                                             -----------              ------------

Balance, May 31, 1997                                                        $     - 0 -               $ 6,917,690
                                                                             ===========              ============

                 See Note to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                        1997                 1996                 1995
                                                                        ----                 ----                 ----
Cash flows from operating activities:
   Net income (loss)                                               $  (207,158)         $   525,675          $  (207,022)
   Adjustments to reconcile net income (loss) to
      cash provided by operating activities:
     Depreciation and amortization                                   1,051,493            2,152,026            1,455,581
      Bad debt expense                                                 331,000
     Loss on abandonment of equipment                                     --                 16,389                 --
     Gain on sale of equipment                                          (2,927)                --                   --
     Gain on sale of subsidiaries                                         --               (171,795)                --
     Gain on settlement of litigation                                 (113,000)            (196,400)                --
     Amortization of unearned compensation                              43,750               75,000               75,000
     Amortization of goodwill                                             --                 12,666               23,568
     Consulting services for common stock                                 --                289,663              333,125
     Compensation for common stock                                      27,700                 --                   --
     Loss on cancellation of employment contract                          --                   --                419,000
   (Increase) decrease in assets:
      Accounts receivable                                           (1,201,852)            (483,777)            (624,831)
      Inventory                                                        362,023             (567,989)          (1,817,618)
      Prepaid expenses and other current assets                         60,733              (49,321)              86,617
      Other assets                                                     136,746             (208,912)               7,706
      Recoverable income tax                                          (287,000)                --                   --
      Deferred income taxes                                            (87,150)                --                   --
   Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                            832,683             (212,054)           2,010,875
      Income taxes payable                                              86,694              196,257             (196,824)
      Deferred income taxes payable                                     (6,300)             (50,643)              (7,249)
                                                                  ------------         ------------         ------------

     Net cash provided by operating activities                       1,027,435            1,326,785            1,557,928
     -----------------------------------------                    ------------         ------------         ------------

                See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                                                                   1997                 1996                1995
                                                                                   ----                 ----                ----
Cash flows from financing activities:
    Proceeds from the issuance of common stock                                     26,250              642,399              345,000
    Net proceeds from line of credit                                              391,186              506,061                 --
    Increase in notes payable                                                        --                122,447            1,063,393
    Principal payments on notes payable                                           (30,501)             (38,133)            (152,451)
    Principal payments on capital lease obligations                              (177,708)            (107,247)            (100,442)
                                                                              -----------          -----------          -----------
     Net cash provided by financing activities                                    209,227            1,125,527            1,155,500
     -----------------------------------------                                -----------          -----------          -----------

Cash flows from investing activities:
    Proceeds from sale of equipment                                                11,000                 --                   --
    Increase in notes receivable                                                     --                   --                414,607
    Investments in motion pictures and other films                             (1,402,883)          (1,803,999)          (2,806,051)
    Purchase of property and equipment                                           (147,726)            (301,793)            (606,782)
    Cash transferred in connection with sale of
        subsidiaries                                                                 --                (52,906)                --
                                                                              -----------          -----------          -----------

     Net cash used by investing activities                                     (1,539,609)          (2,158,698)          (2,998,226)
     -------------------------------------                                    -----------          -----------          -----------
Net increase (decrease) in cash                                                  (302,947)             293,614             (284,798)

Cash, beginning of year                                                           360,671               67,057              351,855
                                                                              -----------          -----------          -----------
Cash, end of year                                                             $    57,724          $   360,671          $    67,057
                                                                              ===========          ===========          ===========

Supplemental disclosures of cash flow information:

    Cash paid during the year for:
        Interest                                                              $   253,517          $   235,066          $   153,773
                                                                              ===========          ===========          ===========
        Income taxes                                                          $   290,556          $   147,478          $   204,777
                                                                              ===========          ===========          ===========

                See Notes to Consolidated Financial Statements
                                      F-6

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities:

       Accounts payable with a value of $230,000 was converted into 90,000 shares of the Company's common stock for the year ended May 31, 1997.

       Under the terms of a prior year private placement, the company issued a stock dividend value at $52,450 (17,734 shares of common stock) to such applicable stockholders during the year ended May 31, 1997.

       During the year ended May 31, 1997, the Company settled a pending litigation by agreeing to pay a fine of $200,200. The Company was indemnified by a previous owner and accordingly reduced the related indebtedness and increased other liabilities by $200,200.

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

       During the year ended May 31, 1996, in connection with a litigation settlement, the Company received back its common stock valued at $225,000 reflected as a reduction in stockholders' equity (see Note 3).

       Note payable plus accrued interest for $1,095,866 was converted into 730,568 shares of the Company's common stock for the year ended
       May 31, 1996.

       During the year ended May 31, 1995, the Company issued common stock with a value of $480,000 to acquire certain assets and employment contracts. In addition, during the year ended May 31, 1995, the Company issued a note payable of $324,000 to acquire all of the outstanding common stock of Eastern Sales, Inc. (see Note 3).

       Capital lease obligations of $584,554, $150,564, and $438,642 were incurred during the years ended May 31, 1997, 1996 and 1995, respectively, when the Company entered into leases for office equipment and machinery and equipment.




                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 1997 and 1996
--------------------------------------------------------------------------------

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The Company produces and distributes, predominantly in the United States, motion pictures and other films (including magazines, videos and movies) and related ancillary products to wholesalers and retailers oriented to the adult entertainment market.

Name Change and Merger

Metro Global Media, Inc. (the "Company") was incorporated, under the name South Pointe Enterprises, Inc. in Florida in November 1987. In February, 1996, the Company changed its name from South Pointe Enterprises, Inc. to Metro Global Media, Inc.

In November, 1996 the Company merged into an inactive subsidiary (Metro Sub, Inc.) under the laws of the state of Delaware and simultaneously changed its name back to Metro Global Media, Inc. This transaction was accounted for similar to that used in pooling of interest accounting. The above transaction had no effect on authorized, issued, and outstanding shares of the Company on its financial statements presented herein.

Year-end

For the year ended May 31, 1997 and thereafter, the Company elected a 4-4-5 format for its fiscal year. This election provides for standardizing month ends to the same day of the week. This election will result in year end dates of other than a May 31 date.

Principles of Consolidation

The consolidated financial statements include the accounts of Metro Global Media, Inc. ("Metro Global") and its wholly-owned subsidiaries (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

Recognition of Revenues

Revenue is recognized at the time the Company sells motion pictures and other products to customers. Substantially all products returned to the Company can either be exchanged for similar products or returned by the company to its vendor. The net effect on operations of such returns from customers was not material for the years ended May 31, 1997, 1996 and 1995.

Fees collected from motion pictures licensed as television program material are recognized as revenue when the license period begins and the licensee is able to exercise rights under the agreement.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1997 and 1996
--------------------------------------------------------------------------------

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Reclassifications

Certain amounts included in the consolidated financial statements and related notes for the fiscal year ended May 31, 1995 have been reclassified to conform with the May 31, 1996 presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Due to their prospec tive nature, actual results could differ from those estimates.

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

         Machinery and equipment                   7 - 10 years
         Furniture and fixtures                    7 years
         Office equipment                          5 - 7 years
         Leasehold improvements                    Life of lease

Amortization of assets held under capital leases is included in depreciation expense.

Maintenance and minor repairs and replacements are charged directly to operations. Major renewals and improvements are capitalized. Costs and accumulated depreciation applicable to assets sold are removed from the accounts and any gain or loss on disposal is charged or credited to income.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1997 and 1996
--------------------------------------------------------------------------------

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Motion Picture Films

Motion picture films, including films, video cassettes, video libraries, video rights, and CD-ROMs are reflected at the lower of amortized cost or net realizable value. The cost of motion picture films is charged to operations using the individual film forecast computation method, which amortizes film costs in the same ratio as current gross revenues to anticipated total gross revenues. Estimated future revenues are periodically reviewed and, revisions may be made to amortization rates or write-downs made to the film's net realizable value as a result of significant changes in future revenue estimates. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and exploit in a manner consistent with realization of that income. More than 90% of unamortized film costs are expected to be amortized over three years commencing upon the release of the respective motion picture films.

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

The weighted average number of common shares and common stock equivalent shares utilized in computing earnings per share were 3,503,565 (1997), and 3,163,675
(1996) for primary earning per share and 3,503,565 (1997), 3,163,675 (1996) for fully diluted earnings per share.

Recent Accounting Pronouncements

FASB No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. FASB No. 121 was adopted during fiscal year 1997 and did not have a material effect on the Company's financial position of results of operations

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1997 and 1996
--------------------------------------------------------------------------------

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 128 has been issued effective for the years ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share and also establishes standards with respect to disclosure of information about an entity's capital structure. Earnings per share calculations should not be impacted if the Company adopted such standard for the year ended May 31, 1997. The Company is required to adopt the provisions of SFAS No. 128 in the third quarter of 1998 and does not expect adoption thereof to have a material effect on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 129 ("SFAS No. 129"), "Disclosure of Information About Capital Structure" has been issued effective for the years ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure. The Company will be required to adopt the provisions of SFAS No. 129 in the third quarter of 1998 and does not expect adoption thereof to have a material impact on the Company's financial position, results of operations or cash flows.

2. Fair Values of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair values are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instru ments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

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

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1997 and 1996
--------------------------------------------------------------------------------

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

The Company's total reported gain on the sale of the Airborne stores described above amounted to $171,795, for the year ended May 31, 1996.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1997 and 1996
--------------------------------------------------------------------------------

3. Acquisitions/Dispositions (Continued)

Arcus Media Group, Inc.

During the year ended May 31, 1995 the Company formed Arcus Media Group, Inc. ("Arcus"), a wholly owned subsidiary, to develop and distribute computer software products oriented to the adult entertain ment market.

In November, 1994, Arcus acquired certain assets, including equipment and key technical personnel of IDC for 160,000 restricted shares of the Company's common stock, having a fair value of $480,000. Costs allocated to the purchase of employment contracts of $419,000 were expensed during the year ended May 31, 1995. In May, 1995, Arcus filed suit against IDC and its principals alleging fraud in connection with the transaction and requesting recision and damages. On May 31, 1996 the suit filed by Arcus against IDC and its principals was settled. As a result of the settlement, the Company received from IDC 75,000 shares of its restricted common stock valued at $225,000, of the 160,000 shares originally transferred by Arcus to IDC as part of the November 10, 1994 Asset Purchase Agreement which was reflected as a reduction in stockholders' equity. The 75,000 common shares were retired on effective May 31, 1996. As a result of the settlement of the suit the Company wrote-off its machinery and equipment by $28,600, and a gain on settlement of litigation was recognized for $196,400 in the financial statements for the year ended May 31, 1996. During the year ended May 31, 1997 Arcus was inactive and is in the process of dissolution.

4. Property and Equipment

Property and equipment consist of the following as of May 31:

                                               1997                1996
                                               ----                ----
     Machinery and equipment               $1,611,773           $1,295,675
     Furniture and fixtures                   442,661              438,406
     Office equipment                         615,477              496,805
     Automobiles                               15,574               47,904
     Leasehold improvements                   193,653              154,702
                                           ----------           ----------
                                            2,879,138            2,433,492
     Less accumulated depreciation
       and amortization                     1,303,939              970,433
                                           ----------           ----------
                                           $1,575,199           $1,463,059
                                           ==========           ==========

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1997 and 1996
--------------------------------------------------------------------------------

5. Motion Pictures and Other Films

Motion pictures and other films consist of the following as of May 31

                                                                                                 1997                   1997
                                                                                                 ----                   ----
   Motion picture films produced and released                                                 $5,551,301             $4,291,995
   Rights acquired to release motion pictures and other films                                  1,727,654              1,668,653
   CD-Rom                                                                                        313,807                283,750
   Motion picture films in process                                                               846,164                791,645
                                                                                              ----------             ----------
                                                                                               8,438,926              7,036,043
   Less accumulated amortization                                                               5,085,183              4,377,661
                                                                                              ----------             ----------
                                                                                              $3,353,743             $2,658,382
                                                                                              ==========             ==========

6. Long-Term Debt

Long-term debt consists of the following as of May 31:

                                                                                                1997                   1996
                                                                                                ---                    ----
   Note payable to Metro Plus Company, a related company. As of May 31, 1996 accrued interest of $40,447 was added to the outstanding principal balance of the note. During May 31, 1997 this note was reduced by $200,200 indemnification agreement of another related party. The revised note bearing interest at 9% per annum, is payable in 120 equal monthly installments of $7,860 beginning June,
   1996 and ending May 31, 2006                                                                 $430,246               $620,447

   Unsecured note payable to Metro Control Company, a related company, is due
   on demand, without interest. This balance was rolled into Metro Plus Co.                        --                    30,000

   Note payable to a finance company with principal and interest payable in equal monthly installments of $676 from March, 1994 through March, 1998,
   bearing interest at 8.5% per annum. Note paid in full in June of 1996                           --                    13,723

   Note payable to shareholder with principal and interest due in May, 1998,
   bearing interest at 12% per annum                                                              63,393                 63,393

   Note payable to shareholder with principal and interest due in May 1, 1998,
   bearing interest at 12% per annum                                                              40,000                 40,000

   Note payable to FanPic, Inc., payable in eight monthly installments of $5,250.00 commencing on December 1, 1995 through July 1, 1996, non-interest
   bearing. Paid in full in July of 1996                                                           --                    10,500
                                                                                                --------               --------
   Less current portion                                                                          533,639                778,063
   Total long-term debt                                                                          137,651                151,216
                                                                                                --------               --------
                                                                                                $395,988               $626,847
                                                                                                ========               ========

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1997 and 1996
--------------------------------------------------------------------------------

6. Long-Term Debt (Continued)

Annual maturities of long-term debt are as follows:

                Year ended
                 May 31,                                                 Amount
                 -------                                                 ------
                  1998                                                $  137,651
                  1999                                                    37,613
                  2000                                                    41,298
                  2001                                                    45,344
                  2002                                                    49,785
                  Thereafter                                             221,948
                                                                      ----------
                                                                      $  533,639
                                                                      ==========

Capital Lease Obligations
                                                                                           1997               1996
                                                                                           ----               ----
     The Company leases office equipment ($404,052, less accumulated depreciation of $148,308 at May 31, 1997 and $309,628, less accumulated depreciation of $104,916 at May 31, 1996) and, machinery and equipment
     ($377,305 less accumulated depreciation of $53,715 at May 31, 1997 and
     $141,547, less accumulated depreciation of $24,541 at May 31, 1996) and, furniture and fixtures ($185,339, less accumulated depreciation of $68,476 at May 31, 1997 and $185,339, less accumulated depreciation of $42,144 at
     May 31, 1996) under noncancellable capital leases. The leases, which expire at various times through 2001 bearing interest at annual rates ranging from
     10.895% to 20.785% provide for aggregate monthly payments averaging
     $25,700. All leases are secured by the respective assets aquired.                  $ 584,553           $ 432,080
     Less current portion                                                                 222,962             128,063
                                                                                        ---------           ---------
                                                                                        $ 361,591           $ 304,017
                                                                                        =========           =========


Annual payments under capital lease obligations are due as follows:


       Year ended
        May 31,                                                           Amount
        -------                                                           ------
         1998                                                           $291,590
         1999                                                            249,622
         2000                                                            118,112
         2001                                                             39,854
         2002                                                              6,174
                                                                        --------
                                                                         705,352
         Less deferred interest                                          120,799
                                                                        --------
                                                                        $584,553
                                                                        ========

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1997 and 1996
--------------------------------------------------------------------------------

7. Short-Term Borrowings

The Company's subsidiary, Metro, Inc. entered into a line of credit agreement in June, 1995 with a finance company. Metro may borrow up to 70% of assigned accounts receivable less than 90 days old, up to a maximum of $750,000. The balance due under the line of credit bears interest at the prime rate plus 6% per annum. In addition, Metro shall pay United Credit a management fee equal to 3/4 of 1% of sales submitted to the finance company for inclusion in the net security value of the accounts receivable, but not more than $7,500 per month. The outstanding balance under the line is secured by the accounts receivable of Metro, and guarantee of the Company and certain officer/shareholders. In May, 1997 the agreement was modified increasing the maximum borrowings to $1,000,000 and a new agreement was signed in June, 1997 raising the line of credit to $1,500,000. As of May 31, 1997, notes payable to the finance company totaled $897,247.

8.  Income Taxes

The provision (benefit) for income taxes consists of the following for the years ended May 31:

                                           1997                     1996                     1995
                                           ----                     ----                     ----
Current provision (benefit)             $ (59,704)               $ 262,001                $   7,395
    Federal                                37,312                   41,217                      558
                                        ---------                ---------                ---------
    State and local                       (22,392)                 303,218                    7,953
                                        ---------                ---------                ---------

Deferred provision (benefit)              (58,100)                  (3,037)                  (6,741)
    Federal                               (35,350)                  (7,611)                    (508)
                                        ---------                ---------                ---------
    State and local                       (93,450)                 (10,648)                  (7,249)
                                        ---------                ---------                ---------

       Total                            $(115,842)               $ 292,570                $     704
       -----                            =========                =========                =========

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the years ended May 31:

                                                                      1997                     1996               1995
                                                                      ----                     ----               ----
         Statutory federal income tax rate                           (34.0)%                  34.0 %             (34.0)%
         State income taxes, net of federal benefit                    7.0 %                   3.2 %              26.0 %
         Net change attributable to temporary differences              0.0 %                  (1.5)%              (3.6)%
         Net change attributable to permanent differences             (8.9)%                    .3 %              11.6 %
                                                                      ------                  ------             -------

                                                                     (35.9)%                  36.0 %               0.0 %
                                                                     =======                  ======             =======

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1997 and 1996
--------------------------------------------------------------------------------

8. Income Taxes (Continued)

Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The significant components of the Company's deferred income tax assets and liabilities at May 31, are as follows:

                                                      1997             1996
                                                      ----             ----
                                                      Asset            Asset
                                                   (Liability)      (Liability)
                                                    ---------        ---------
 Excess depreciation                               $(157,650)       $ (146,550)
 Unearned management compensation                     121,950          104,550
 Allowance for doubtful account                         8,943           16,346
 Inventory capitalization                             127,844           62,154
  State net operating loss carryforward                16,700
 Other expenses                                        12,163                -
                                                   ----------       ----------
 Net deferred assets (liability)                   $  129,950       $   36,500
                                                   ==========       ==========

No valuation allowance has been provided for these deferred tax assets and liabilities at May 31, 1997 and 1996.

As a result of a federal tax audit disallowing certain ordinary and necessary business expenses incurred during the year ended May 31, 1995, the Company recorded tax liabilities of approximately $270,000 plus penalties and interest of approximately $80,000 for the year ended May 31, 1997. Consequently, those disallowed deductions will be deductible during the year ended May 31, 1997 giving rise to a recoverable tax benefit of approximately $240,000 which has been reflected in these financial statements.

9. Shareholders' Equity

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

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1997 and 1996
--------------------------------------------------------------------------------

9 Shareholders' Equity (Continued)

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

During the years ended May 31, 1997 and 1996, 100,000 and 55,666, common shares, respectively, were awarded under this Plan.

During November, 1994, the Company granted options to purchase up to 150,000 common shares to a consultant under the plan. The options were exercisable through May 31, 1995 at prices ranging from $7.50 to $8.50 per share. During the year ended May 31, 1995, options to purchase 10,000 common shares at a price of $7.50 per share were exercised, the balance of the options expired. During June 1995, the company granted options to purchase up to 110,000 common shares to a consultant. The options were exercisable as to 60,000 shares commencing June 8, 1995 (at a price of $6 per share) and as to an additional 50,000 shares commencing September 1, 1995 (at a price of $6.50 per share). Of the options to purchase up to 110,000, 15,000 shares were purchased and the balance of such options expired on December 29, 1995. During November, 1995 the Company granted options to purchase up to 50,000 common shares to a consultant (at a price of $3.50 per share). Options to purchase 15,000 shares at $3.50 a share were exercised and the balance expired on March 31, 1996. During April, 1996 the Company granted options to purchase up to 100,000 common shares to a consultant. These options were exercisable through December 31, 1996 (at a price of $2.625 per share). Of the options to purchase up to 100,000 common shares, 35,000 were purchased and the balance of such options expired on December 31, 1996. As of May 31, 1997 there were no options outstanding.

Equity Incentive Plan

During the year ended May 31, 1997 the Company adopted an Equity Incentive Plan (the "Plan") which allows the Company to compensate key employees and directors who have provided bone fide service to the Company through the award of the Company's common stock, and both qualified and non-qualified stock options.

As of May 31, 1997 the Company has filed registration statements with the SEC for 500,000 common shares which may be awarded under the Plan.

During the year ended May 31, 1997 options to purchase 200,000 shares were awarded officers and key employees under the Plan. The grants under the Plan provide for the options to vest annually, on the anniversary date of the grant, at the rate of 10,000 share per year, be exercisable for a five year period, and have an exercise price of $2.00 per share.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1997 and 1996
--------------------------------------------------------------------------------

9. Shareholders' Equity (Continued)

Employee Stock Purchase Plan

During the year ended May 31, 1997 the Company adopted an Employee Stock Purchase Plan. This plan allows employees of the Company to purchase its common stock at a 15% discount to the market price of the stock on the commencement date or closing date of the plan year, whichever is lower.

As of May 31, 1997 the Company has filed registration statements with the SEC for 600,000 common shares which may be awarded under this plan.

During the year ended May 31, 1997 no shares were purchased under this plan.

Private Placement

The company sold 55,000 common shares (45,000 and 10,000 during the fiscal years ended May 31, 1995 and 1994, respectively) at a price of $6.00 per share to a limited number of investors, pursuant to a Private Placement Memorandum dated May 6, 1994. Pursuant to the offering, original participants were to receive .15 shares for each share held as of the second anniversary of the private placement. This resulted in the Company issuing 17,734 additional shares in October, 1996.

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

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1997 and 1996
--------------------------------------------------------------------------------

10. Commitments and Contingencies

Operating Leases
The Company is obligated under long-term operating leases which require minimum annual rentals as follows:

                                             Office and                       Machinery
                                              Warehouse                          and
  Year Ending May 31,            Total        Premises        Vehicles        Equipment
                                 -----        --------        --------        ---------
     1998                    $  839,467      $  408,652      $ 129,405        $ 301,411
     1997                       722,760         408,834         81,721          232,204
     2000                       402,815         258,836         13,383          130,596
     2001                       262,126         245,200                          16,926
     2002                       259,180         245,200                          13,980
  Thereafter                    224,767         224,767
                             ----------      ----------      ---------        ----------
     Total                   $2,711,115      $1,791,489      $ 224,509        $ 695,117
     =====                   ==========      ==========      =========        ==========

The lease on the Rhode Island warehouse and office facilities (Note 11) has a renewal option for two successive additional terms of five years (through April, 2008 and April, 2013, respectively), each based on the current annual rent plus an amount based on the consumer price index one month prior to the date of renewal. The lease requires monthly rentals of $20,433. The lease for the executive offices (Note 11) is for a term of five years ending June 1, 1999, with a five year renewal option. This lease was terminated by mutual agreement of the parties during the year ended May 31, 1996.

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

Rent expense under operating leases totaled $364,173, $424,813, and $388,645 during the years ended May 31, 1997, 1996 and 1995, respectively.

Uninsured Cash

The Company maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Uninsured cash and cash equivalents approximated $-0- and $407,731 at May 31, 1997 and 1996, respectively.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1997 and 1996
--------------------------------------------------------------------------------

10. Commitments and Contingencies (Continued)

Employment Agreement

The Company entered into an employment agreement (the "Agreement") with an Executive for a four year period beginning on January 1, 1993 and ending December 31, 1996. Effective December 31, 1996 this agreement was terminated. In addition to a salary, the Executive was granted options to purchase 200,000 shares of the Company's common stock at the price of $1.50 per share on January 1, 1993 when the market value of the Company's common stock was $3.00 per share. Unearned compensation of $300,000 was amortized to operations over the period the options are exercisable through January 1, 1997. As of January 1, 1997 the options are fully exercisable. The term of the option was extended to December 31, 2006. The requirement that the option be exercised within 30 days after termination of employment was deleted.

The options are exercisable as follows:

                                   Number of
        January 1,                  shares
        ---------                   ------
           1994                     50,000
           1995                     50,000
           1996                     50,000
           1997                     50,000
          -----                    -------
          Total                    200,000
          =====                    =======

None of these options were exercised through May 31, 1997.

Other Matters

The Company is a defendant in three claims relating to matters arising in the ordinary course of business. The amount of liability, if any, from the claims cannot be estimated, but management and outside counsel is of the opinion that the outcome of the claims will not have a material impact on the Company's financial position. Nevertheless, due to uncertainties in the settlement process, it is at least reasonably possible that management's and outside counsel's view of the outcome will change in the near term.

During the year the Company settled pending litigation with an individual concerning the sales of foreign film rights of some of the titles contained in its film and video library. The Company recovered several of its foreign film and video masters, which were valued at their historical cost. This recovery of the film and video masters resulted in a gain on settlement of litigation of $113,000.

During the years ended May 31, 1997 and 1996, one vendor provided substantially all printing services (magazines, video boxes and promotional material) for the Company. Management of the Company believes that other suppliers could provide similar services at comparable terms.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1997 and 1996
--------------------------------------------------------------------------------

11. Related Party Transactions

The Company has significant tenant, borrower and customer relationships with companies owned and managed by officers/shareholders of the Company (see Notes 6, 9 and 10). Significant related party transactions for the years ended May 31, 1997, 1996 and 1995 are summarized below.

Capital Video Corporation ("CVC") operates approximately 29 video and magazine retail stores in the New England and New York areas and accounted for approximately 38.8%, 32%, and 32%, of the company's sales for the years ended May 31, 1997, 1996 and 1995, respectively.

The Company's accounts receivables include $1,711,443, and $662,807 due from CVC at May 31, 1997 and 1996. Additionally, the Company has obtained the personal guarantee of the principal shareholder of CVC. No allowance for doubtful related party receivables and no related party bad debts expense has been recorded in the accompanying May 31, 1997, 1996 and 1995 financial statements.

During fiscal 1997 the Company received from CVC $93,480 in royalty income as per the franchise agreement for the operation of the Airborne for Men stores owned by CVC.

The Company leases its Rhode Island warehouse and office facilities from Castle Properties, L.L.C., an affiliate, for its Rhode Island operations.

A portion of the facility rented from Castle Properties, L.L.C. is sublet to Capital Video Corporation under a month-to-month agreement for $9,000 per month until June 1996. Capital Video Corporation moved most of its operations to another facility in June, 1996 and the month-to-month agreement has been modified to $4,000 per month. Sublease income during the year ended May 31, 1997, 1996 and 1995 totaled $49,000, $104,000, and $60,000 respectively. The rent expense to Castle Properties, L.L.C. for the years ended May 31, 1997, 1996 and 1995 was $245,200, $245,200, and $245,200, respectively.

Effective January 31, 1996, Airborne for Men, Ltd. sold to Capital Video Corporation the stock of its wholly owned subsidiary A.F.M. Limited and effective November 30, 1995, Airborne for Men, Ltd. sold to Capital Video Corporation the stock of its wholly owned subsidiaries, Eastern Sales, Inc., a Rhode Island corporation and Aircoldco, Inc. (formerly known as Airborne East, Inc.), a Rhode Island corporation.

In connection with the November 30, 1995 transaction, Capital Video Corporation agreed to assume in indebtedness of Airborne to Kenneth F. Guarino evidenced by the Promissory Note of Airborne dated September 30, 1994 (the "Airborne Note"). At November 30, 1995, the outstanding principal balance of the Airborne Note was $292,712, plus accrued interest of $26,503.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1997 and 1996
--------------------------------------------------------------------------------

11. Related Party Transactions (Continued)

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

The Company's total gain for the sale of the three Airborne stores amounted to $171,795 for the year ended May 31, 1996.

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

12.  Accounting for Stock Based Compensation

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option transactions. Accordingly, no compensation cost has been recognized for the years May 31, 1997, 1996 and 1995 (see Notes 9 and 10).

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 31, 1997 and 1996
--------------------------------------------------------------------------------

12. Accounting for Stock Based Compensation (Continued)

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

The Company has stock option plans which reserves shares of common stock for issuance to executives, employees, and directors. The Company has adopted the disclosure only provisions of Statement of Financial Accounting No. 123, "Accounting for Stock Based Compensation". Accordingly, compensation expense continues to be recognized under APB Opinion 25 for such plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards during the year ended May 31, 1997 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earning
(loss) per share would have been reduced to the pro forma amounts indicated below:


                                                        1997
                                                        ----
     Net (loss) - as reported                      $ (207,158)
     Net (loss) - pro forma                        $ (311,558)
     (Loss) per share - as reported                $     (.06)
     (Loss) per share - pro forma                  $     (.09)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during May 31, 1997: dividend yield 0.00%, expected volatility 58.08%, risk free interest rate of 7.50%, and expected lives of 10 years.