Form 10QSB
period 1997-08-30
METRO GLOBAL MEDIA INC
filed 1997-10-15
CIK 838803

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended August 30, 1997
                           ---------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ___________________to____________________

                         Commission file number 0-21634
                                                -------

                            Metro Global Media, Inc.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                      65-0025871
 ------------------------------                -------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


                 1060 Park Avenue, Cranston, Rhode Island 02910
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (401)942-7876
                            -----------------------
                          (Issuer's telephone number)

--------------------------------------------------------------------------------
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

Item 2.  Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 30, 1997 VERSUS THREE MONTHS ENDED AUGUST 31, 1996.


The Company's revenues decreased $292,191 to $4,096,221, for the three months ended August 30, 1997. This represents a 6.7% decrease from revenues of $4,388,412 for the three months ended August 31, 1996. Revenues consist principally of sales of prerecorded videocassettes, magazines, electronic software products and related items. Lower revenues were the result of the Company's cessation of publication of its newsstand magazine during the quarter ended August 30, 1997. This action accounted for approximately $155,600 of the revenue decrease. This magazine will continue to be published, along with others, under the new joint venture agreement signed in August, 1997 with Salmill Enterprises, Inc. The Company, in the first quarter of fiscal 1997, did some outside duplication which accounted for approximately $81,600 in revenue as compared to no revenue in the same period in fiscal 1998. Additionally sales of CD-Rom's, the Company's and all others, was approximately $51,300 lower in the first quarter of fiscal 1998 as compared to the same period in fiscal 1997. New feature releases during the quarter ended August 30, 1997, increased to 16 as compared to 12 for the same period a year ago. This represents a 33% increase in new feature titles released during the quarter ended August 30, 1997, as compared to the same period in fiscal 1996.

Costs of revenues (including amortization of film costs) for the three month period ended August 30, 1997 increased to $2,846,207 from $2,813,392 for the corresponding period in the prior year. Costs of revenues as a percentage of revenues in the first quarter of fiscal 1998 was 69.5% as compared to 64.1% in the first quarter of fiscal 1997. The primary reason for this increase in the cost of revenue was the following: (1) the Company incurred an additional $95,000 in outside duplicating cost; (2) film amortization increased approximately $50,000 due to fact that the films and videos which the Company released in the first quarter of fiscal 1998 were $116,300 more expensive as compared to the same period in fiscal 1997 (although video sales increased they did not increase proportionately); and (3) freight costs increased significantly, approximately $21,000, due to the UPS strike.

Selling, general and administrative (SG&A) expenses for the three months ended August 30, 1997, decreased 4.4% to $1,527,257 from $1,597,640 for the three months ended August 31, 1996 due to management's continuing efforts to control costs. Selling, general, and administrative expenses, as a percentage of revenue, increased to 37.3% in 1997 as compared to 36.4% in the three months ended August 31, 1996 due to the aforementioned decrease in revenue.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 30, 1997 VERSUS THREE MONTHS ENDED AUGUST 31, 1996 (CONTINUED)


Operating loss for the three month period ended August 30, 1997 was $(277,243) as compared to operating loss of $(22,620) for the corresponding period in the prior year. Net loss for the fiscal quarters ended August 30, 1997 and 1996 were $(228,458) and $(41,245) respectively, resulting in loss per share of ($.06) for the quarter ended August 30, 1997 and ($.01) for the quarter ended August 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES AT AUGUST 30, 1997

Cash and cash equivalents amounted to $103,814 at quarter-end. Cash provided by operating activities amounted to $415,842 for the three months ended August 30, 1997, whereas net cash of $568,010 was provided by operations for the same period in the prior fiscal year. The Company's primary sources of cash in fiscal 1997 consisted of (1) funds provided from operations $415,842 and (2) net proceeds from short-term borrowings of $221,953. The primary uses of cash in fiscal 1997 consisted of (1) investments in motion pictures and other films $479,896; (2) payments on capital lease obligations of $55,765; and (3) purchases of property and equipment $56,044.

Working capital amounted to $1,941,686 in August, 1997 as compared to $2,489,792 in May, 1997. The net decrease in accounts receivable of $612,958 was primarily due to the decrease of sales for the quarter. Inventory increased $259,852 due to the decrease in sales. Accounts payable and accrued expenses increased $268,774 due to improved vendor terms from tape supplies and the inclusion of a $100,000 litigation settlement liability due November, 1997. Increased spending for film production is another factor of the increase in accounts payable.

Of Metro's total accounts receivable at August 30, 1997, $1,332,621 (38%) as compared to $1,711,443 (41.9%) at May 31, 1997 is owed by Capital Video Corporation ("CVC"), a chain of retail stores of which a former officer/shareholder of the Company is the sole shareholder. Because of the amount of this receivable and the concentration of business with CVC, this receivable is monitored very closely. Metro has the personal guaranty of its one shareholder. Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in the Company's financial statements.

At August 30, 1997 the Company had entered into agreements with producers to finance 50 new feature films and videos which will be released during fiscal 1998. The completion of these movies will require approximately $1,000,000 to $1,500,000. Financing for these activities has been and will continue to be generated through operating cash flows as well as funds received from its line of credit.

During June, 1997, Metro, Inc. entered into a line of credit agreement with a finance company. Under the agreement, Metro, Inc. may borrow up to 75% of assigned accounts receivable less than 90 days old, up to a maximum of $1,500,000. The balance due under the line of credit bears interest at the prime rate plus 5% per annum. In addition, Metro, Inc. shall pay the finance company a collateral management or notification fee equal to 3/4 of 1% of sales submitted to the finance company for inclusion in the net security value of accounts receivable, but no more than $7,500 per month. The outstanding balance under the line is secured by accounts receivable of Metro, Inc and guaranties of the Company and certain officers/shareholders. The line of credit expires during June, 1999, but includes an option for an additional year. As of August 30, 1997, the balance on the line of credit was $1,119,200.

Capital Expenditures: Capital expenditures in the first quarter ended August 30, 1997 amounted to $56,044 as compared to $147,726 at May 31, 1997. The Company anticipates that its capital expenditures for 1998 will be approximately $300,000 to $400,000 primarily used for computer equipment, duplicating and editing equipment. The company currently has a $500,000 lease line available for its use which management believes is sufficient.

Management believes that funds provided by operations, existing and new line of credit, are adequate to meet the anticipated short-term and long-term capital needs. Management believes that inflation has not had a material effect on its operations.

New Accounting Standards

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

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    Assets
                                    ------

                                                                              For the three          For the
                                                                               months ended         year ended
                                                                                August 31,            May 31,
                                                                                   1997                1997
Current assets                                                                 (Unaudited)          (Audited)
--------------                                                                  ---------            -------
 Cash                                                                        $   103,814           $    57,724
 Accounts receivable, less allowance for doubtful accounts of
  $52,082 and $22,082, respectively                                            3,468,073             4,081,031
 Inventory                                                                     3,944,353             3,684,501
 Recoverable income tax                                                          287,000               287,000
 Prepaid expenses and other current assets                                       128,874                41,460
 Deferred income taxes                                                           337,995               165,650
                                                                             -----------           -----------
     Total current assets                                                      8,270,109             8,317,366
     --------------------

Motion pictures and other films at cost, less accumulated amortization
 of $5,295,253 and $5,085,183, respectively                                    3,623,569             3,353,743
Property and equipment at cost, less accumulated depreciation and
 amortization of $1,397,864 and $1,303,939, respectively                       1,537,318             1,575,199

Other assets                                                                     294,654               292,235
                                                                             -----------           -----------

     Total assets                                                            $13,725,650           $13,538,543
     ------------                                                            ===========           ===========

                     Liabilities and Shareholders' Equity
                     ------------------------------------

Current liabilities
-------------------
 Current portion of long-term debt                                           $   168,749           $   137,651
 Current portion of capital lease obligations                                    221,382               222,962
 Short-term borrowings                                                         1,119,200               897,247
 Accounts payable and accrued expenses                                         4,475,351             4,206,577
 Income taxes payable                                                            343,741               363,137
                                                                             -----------           -----------
     Total current liabilities                                                 6,328,423             5,827,574
     -------------------------

Long-term debt, less current portion                                             364,890               395,988
Capital lease obligations, less current portion                                  307,406               361,591
Deferred income taxes                                                             35,700                35,700
                                                                             -----------           -----------
     Total liabilities                                                         7,036,419             6,620,853
     -----------------                                                       -----------           -----------

Commitments and contingencies

Shareholders' equity
--------------------
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding, none
Common stock, $.0001 par value; authorized 10,000,000 shares;
 issued and outstanding, 3,558,168                                                   356                   356
Additional paid in capital                                                     5,542,761             5,542,762
Retained earnings                                                              1,146,114             1,374,572
                                                                             -----------           -----------

     Total shareholders' equity                                                6,689,231             6,917,690
     --------------------------                                              -----------           -----------

     Total liabilities and shareholders' equity                              $13,725,650            $13,538,543
     -----------------------------------------                               ===========            ===========

                See notes to consolidated financial statements

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                    Three months ended
                                                                                 August 31,       August 31,
                                                                                   1997             1996
                                                                                (Unaudited)      (Unaudited)
                                                                                 ---------        ---------
Revenues                                                                        $4,096,221       $4,388,412

Cost of revenues, including amortization of motion pictures
  and other films                                                                2,846,207        2,813,392
                                                                                ----------       ----------

                                                                                 1,250,014        1,575,020

Selling, general and administrative expenses                                     1,527,257        1,597,640
                                                                                ----------       ----------

  Loss from operations                                                            (277,243)         (22,620)
  --------------------

Other income (expense), net                                                       (123,560)         (49,740)

  Loss before income taxes                                                        (400,803)         (72,360)
  ------------------------

Income tax benefit                                                                (172,345)         (31,115)

  Net loss                                                                     $  (228,458)      $  (41,245)
  --------                                                                      ===========       ==========


Net loss per common and common equivalent
  share primary                                                                $     (0.06)     $     (0.01)
                                                                                ===========       ==========

Weighted average number of shares outstanding                                    3,758,168        3,613,379

                See notes to consolidated financial statements.

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  August 31,       August 31,
                                                                                     1997             1996
                                                                                  (Unaudited)      (Unaudited)
                                                                                ------------     ----------
Cash flows from (used by) operating activities:
----------------------------------------------
  Net income (loss)                                                             $   (228,458)    $ (41,245)
  Adjustments to reconcile net income to net cash                               ------------     ----------
    provided (used) by operating activities:
    Depreciation and amortization                                                    303,995       226,987
    Amortization of unearned compensation                                              -            18,750
    Gain on disposal of asset                                                          -            (2,857)
    (Increase) decrease in assets:
       Accounts receivable                                                           612,958       300,724
   Inventory                                                                        (259,852)       (5,125)
   Prepaid expenses and other current assets                                         (87,414)      (55,328)
   Deferred Income Taxes                                                            (172,345)
   Other assets                                                                       (2,420)      (27,030)
    Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                                             268,774       242,549
   Income taxes payable                                                              (19,396)      (89,415)
                                                                                ------------     ---------

  Total adjustments                                                                  644,300       609,255
  -----------------                                                             ------------     ---------

  Net cash provided by operating activities                                          415,842       568,010
  -----------------------------------------                                     ------------     ---------

Cash flows from (used by) financing activities:
----------------------------------------------
  Proceeds from capital leases                                                         -            40,784
  Payments on notes payable                                                            -           (47,973)
  Payments on capital leases                                                         (55,765)      (32,518)
  Net proceeds from line of credit                                                   221,953         -
                                                                                ------------     ---------

  Net cash provided (used) by financing activities                                   166,188       (39,707)
  ------------------------------------------------                              ------------     ---------

Cash flows from (used by) investing activities:
----------------------------------------------
  Investments in motion pictures and other films                                    (479,896)     (505,051)
  Purchase of property and equipment                                                 (56,044)      (22,369)
                                                                                ------------     ---------

  Net cash used by investing activities                                             (535,940)     (527,420)
  -------------------------------------                                         ------------     ---------

  Increase in cash                                                                    46,090           883
  ----------------
                                                                                      57,724       360,671
Cash, beginning of period                                                       ------------     ---------

Cash, end of period                                                             $    103,814     $ 361,554
                                                                                ============     =========

                See notes to consolidated financial statements.

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                            Three months ended
                                                         August 31,       August 31,
                                                            1997             1996
                                                            ----             ----
Supplemental disclosures of cash flow information:

  Cash paid during the period for:

    Interest                                             $101,869           $47,205
                                                         ========           =======

    Income taxes                                         $ 14,210           $58,300
                                                         ========           =======

                See notes to consolidated financial statements.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 30, 1997 AND 1996
(Unaudited)


1.  Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Metro Global Media, Inc. ("Metro Global") and its wholly-owned subsidiaries (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

Financial Statements

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The May 31, 1997 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operation, and changes in financial position for the interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending May 31, 1997.

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

The weighted average number of common shares and common stock equivalent shares utilized in computing earnings per share were 3,758,168 and 3,613,379 for primary and fully diluted earnings per share for the quarters ended August 30, 1997 and 1996 respectively.

Notes Payable

During June, 1997, Metro, Inc. entered into a line of credit agreement with a finance company. Under the agreement, Metro, Inc. may borrow up to 75% of assigned accounts receivable less than 90 days old, up to a maximum of $1,500,000. The balance due under the line of credit bears interest at the prime rate plus 5% per annum. In addition, Metro, Inc. shall pay the finance company a collateral management or notification fee equal to 3/4 of 1% of sales submitted to the finance company for inclusion in the net security value of accounts receivable, but no more than $7,500 per month. The outstanding balance under the line is secured by accounts receivable of Metro, Inc and guaranties of the Company and certain officers/shareholders. The line of credit expires during June, 1999, but includes an option for an additional year. As of August 30, 1997, the balance on the line of credit was $1,119,200.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          None


Item 2.   Changes in Securities
          ---------------------

          None


Item 3.   Defaults upon Senior Securities
          -------------------------------

          None


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None


Item 5.   Other information
          -----------------

          None


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          None



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    METRO GLOBAL MEDIA, INC.



                                 By:
                                    -------------------------------
                                     T. James Blair, Treasurer
                                      (duly authorized, principal financial
                                       and chief accounting officer)