Form 10QSB
period 1997-11-29
METRO GLOBAL MEDIA INC
filed 1998-01-14
CIK 838803

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 14(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended November 29, 1997
                                -----------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

     For the transition period from ________________to______________________

                         Commission file number 0-21634
                                                -------

                           METRO GLOBAL MEDIA, INC.
                           ------------------------
       (Exact name of small business issuer as specified in its charter)

                                   Delaware
        -------------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)


                                  65-0025871
                       --------------------------------
                       (IRS Employer Identification No.)

                 1060 PARK AVENUE, CRANSTON, RHODE ISLAND 02910
                 ----------------------------------------------
                    (Address of principal executive offices)

                                (401) 942-7876
                            -----------------------
                          (Issuer's telephone number)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              -     -

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes ___  No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,558,168 at December 27, 1997

PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets                                      F-1
     Statements of Income                                F-2
     Statements of Cash Flows                            F-3
     Notes to Consolidated Financial Statements    F-5 & F-6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 29, 1997 VERSUS THREE MONTHS ENDED NOVEMBER 30, 1996.


The Company had revenues of $4,551,635 for the three months ended November 29, 1997. This represents a 9.5% increase from revenues of $4,157,243 for the three months ended November 30, 1996. Revenues consist principally of sales of prerecorded videocassettes, magazines, electronic software products and related items. The increase in revenue was primarily attributed to an increase in the new feature and video compilation releases. The Company released 23 new features and 54 video compilations during the quarter ended November 29, 1997 as compared to 17 new features and 38 video compilations during the quarter ended November 30, 1996. Magazine revenue decreased $88,500 due to the Company's cessation of publication of its newsstand magazine during the quarter ended August, 1997, which was offset by increases in sales of foreign film rights and cable film rights of $74,300 and $38,800, respectively. The Company recognized approximately $104,500 in revenue during the quarter ended November 29, 1997 for restocking fees on returns in excess of allowances established.

Costs of revenues (including amortization of film costs) for the three month period ended November 29, 1997 increased to $2,593,446 from $2,548,290 for the corresponding period in the prior year principally due to the increase in revenue. Costs of revenues as a percentage of revenues in the second quarter of fiscal 1998 was 57% as compared to 61.3% in the second quarter of fiscal 1997. This improvement in cost of revenue percentage is due to the increased sales of foreign film rights and cable film rights on which there is little cost associated.

Selling, general and administrative (SG&A) expenses for the three months ended November 29, 1997, decreased marginally to $1,430,571 from $1,436,659 for the three months ended November 29, 1996 due to decreases in advertising, artwork, depreciation, legal fees and payroll costs fees which were partially offset by increases in equipment rental and freight expenses. These expense reductions are the result of the Company's continued expense monitoring and resolution of previously pending legal matters. Selling, general, and administrative expenses, as a percentage of revenue, decreased to 31.4% in 1997 as compared to 34.6% in the three months ended November 29, 1996.

In August, 1997 Rocket Media Group, LLC, a wholly-owned subsidiary of Metro, Inc., formed a limited liability company, Maxstone Media Group, LLC, with Salmill Enterprises, Inc. for the purpose of magazine publishing. As of November 29, 1997, 2 magazines had been published. The Company's 50% share of the net income, $11,797 at November 29, 1997, has been reflected in other income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 29, 1997 VERSUS THREE MONTHS ENDED NOVEMBER 30, 1996. (CONTINUED)

Operating income for the three month period ended November 29, 1997 was $527,618 as compared to operating income of $172,294 for the corresponding period in the prior year. Net income for the fiscal quarters ended November 29, 1997 and November 30, 1996 were $272,308 and $64,804 respectively, resulting in earnings per share of $.08 for the quarter ended November 29, 1997 versus $.02 for the quarter ended November 30, 1996.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 29, 1997 VERSUS SIX MONTHS ENDED NOVEMBER 30, 1996.

Revenues for the six month period ended November 29, 1997 increased 1.2% to $8,647,856 from $8,545,655 for the six months ended November 30, 1996. Costs of revenues (including amortization of film costs) for the six month period ended November 29, 1997 were $5,439,653 in comparison to $5,361,682 for the corresponding period in the prior year, an increase of 1.5%. This increase is primarily attributable to the increase in amortization of approximately $77,000 in fiscal 1998, as compared to the same period fiscal 1997. The Company's gross profit percentage for the six month period ended November 29, 1997 decreased to 37.1% from 37.3% for the comparative prior fiscal period. The decrease in gross profit percentage again reflects the increase in amortization due to the growth in the film library.

Selling, general and administrative expenses for the six months ended November 29, 1997 decreased 2.5% or $76,471 to $2,957,828 from $3,034,299 for the six months ended November 30, 1996. The decrease was primarily due to reductions in artwork, freight, and rent, which were partially offset by increases in equipment rental and professional services. As a result of the cost controls implemented, selling, general and administrative expenses as a percentage of sales decreased to 34.2% in fiscal 1998 from 35.5% in fiscal 1997.

Net income for the six months ended November 29, 1997 increased to $43,850 from $23,559 in the prior year 's corresponding period.


LIQUIDITY AND CAPITAL RESOURCES AT NOVEMBER 29, 1997


Cash and cash equivalents amounted to $14,005 at quarter-end. Cash provided by operating activities amounted to $1,621,663 for the six months ended November 29, 1997, whereas net cash of $733,675 was provided by operations for the same period in the prior fiscal year. The primary uses of cash in fiscal 1998 consisted of (1) investments in motion pictures and other films $1,053,631; (2) payments on capital lease obligations of $111,140, (3) purchases of property and equipment $44,182; and (4) net payments on short-term borrowings of $456,429.

Working capital amounted to $2,298,994 at November 29, 1997 as compared to $2,489,792 at May 31, 1997. The net decrease in accounts receivable of $1,133,812 was primarily due to increased collection efforts specifically on the account receivables from Capital Video Corporation (see below). Inventory increased $429,045 in anticipation of increased sales during the remainder of fiscal 1998 due to an aggressive film production and release schedule. Accounts payable and accrued expenses decreased $23,321 due to a payment of a litigation settlement liability that was due in November, 1997 and improved cash flow from the decrease in accounts receivable.

Of Metro's total accounts receivable at November 29, 1997, $599,337 (19.8%) as compared to $1,711,443 (41.9%) at May 31, 1997 is owed by Capital Video Corporation ("CVC"), a chain of retail stores of which a former officer/shareholder of the Company is the sole shareholder. Because of the amount of this receivable and the concentration of business with CVC, this receivable is monitored very closely. Metro has the personal guaranty of its one shareholder. Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in the Company's financial statements.

At November 29, 1997 the Company had entered into agreements with producers to finance 46 new feature films and videos which will be released during fiscal 1998. The completion of these movies will require approximately $800,000 to $1,000,000. Financing for these activities has been and will continue to be generated through operating cash flows as well as funds received from its line of credit.

During June, 1997, Metro, Inc. entered into a line of credit agreement with a finance company. Under the agreement, Metro, Inc. may borrow up to 75% of assigned accounts receivable less than 90 days old, up to a maximum of $1,500,000. The balance due under the line of credit bears interest at the prime rate plus 5% per annum. In addition, Metro, Inc. shall pay the finance company a collateral management or notification fee equal to 3/4 of 1% of sales submitted to the finance company for inclusion in the net security value of accounts receivable, but no more than $7,500 per month. The outstanding balance under the line is secured by accounts receivable of Metro, Inc and guaranties of the Company and certain officers/shareholders. The line of credit expires during June, 1999, but includes an option for an additional year. As of November 29, 1997, the balance on the line of credit was $440,818.

Capital Expenditures: Capital expenditures for the six months ended November 29, 1997 amounted to $44,182 as compared to $147,726 at May 31, 1997. The Company anticipates that its capital expenditures for 1998 will be approximately $350,000 to $450,000 primarily used for computer equipment in Rhode Island, and duplicating and editing equipment in California. The company currently has a $500,000 lease line available for its use which management believes is sufficient.

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

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     Assets
                                     ------





                                                                                   For the six                 For the
                                                                                   months ended               year ended
                                                                                   November 29,                May 31,
                                                                                       1997                      1997
                                                                                   (Unaudited)               (See Note 3)
                                                                                    ---------                 ----------

Current assets:
--------------
  Cash                                                                            $   14,005                 $    57,724
  Accounts receivable, less allowance for doubtful accounts of
     $77,241 and $22,082, respectively                                             2,947,219                   4,081,031
  Inventory                                                                        4,113,546                   3,684,501
  Recoverable income tax                                                             287,000                     287,000
  Prepaid expenses and other current assets                                           89,405                      41,460
  Deferred income taxes                                                              165,650                     165,650
                                                                                  ----------                 -----------
   Total current assets                                                            7,616,825                   8,317,366
   --------------------

Motion pictures and other films at cost, less accumulated amortization
  of $5,786,855 and $5,085,183, respectively                                       3,705,702                   3,353,743
Property and equipment at cost, less accumulated depreciation and
  amortization of $1,457,027 and $1,303,93, respectively                           1,466,293                   1,575,199
Other assets                                                                         135,263                     292,235
                                                                                  ----------                 -----------

  Total assets                                                                   $12,924,083                 $13,538,543
  ------------                                                                   ===========                 ===========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
-------------------
  Current portion of long-term debt                                                $  178,561                $   137,651
  Current portion of capital lease obligations                                        219,479                    222,962
  Short-term borrowings                                                               440,818                    897,247
  Accounts payable and accrued expenses                                             4,176,251                  4,206,577
  Income taxes payable                                                                302,722                    363,137
                                                                                   ----------                -----------
  Total current liabilities                                                         5,317,831                  5,827,574
  -------------------------

Long-term debt, less current portion                                                  355,078                    395,988
Capital lease obligations, less current portion                                       253,934                    361,591
Deferred income taxes                                                                  35,700                     35,700
                                                                                   ----------                -----------
  Total liabilities                                                                 5,962,543                  6,620,853
  -----------------                                                                ----------                -----------
Commitments and contingencies

Shareholders' equity
---------------------
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding, none
Common stock, $.0001 par value; authorized 10,000,000 shares;
  issued and outstanding and 3,558,168 shares, respectively                              356                         356
Additional paid in capital                                                         5,504,311                   5,542,762
Retained earnings                                                                  1,456,873                   1,374,572
                                                                                   ---------                 -----------
  Total shareholders' equity                                                       6,961,540                   6,917,690
  --------------------------                                                       ---------                 -----------

  Total liabilities and shareholders' equity                                     $12,924,083                 $13,538,543
  ------------------------------------------                                     ===========                 ===========





                 See notes to consolidated financial statements

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                               Three                     Six                Three                  Six
                                            months ended             months ended        months ended          months ended
                                            November 29,             November 29,        November 30,          November 30,
                                                1997                     1997                1996                  1996
                                            (Unaudited)              (Unaudited)          (Unaudited)           (Unaudited)
                                            -----------              -----------          -----------           -----------
Revenues                                    $4,551,635              $8,647,856             $4,157,243             $8,545,655

Costs of revenues, including
 amortization of motion pictures
 and other films                             2,593,446               5,439,653              2,548,290              5,361,682
                                            ----------              ----------             ----------             ----------

                                             1,958,189               3,208,203              1,608,953              3,183,973

Selling, general and administrative
 expenses                                    1,430,571               2,957,828              1,436,659              3,034,299
                                            ----------              ----------             ----------             ----------

     Income from operations                    527,618                 250,375                172,294                149,674
     ----------------------

Other income (expense), net                    (68,345)               (191,905)               (58,602)              (108,342)
                                            ----------              ----------             ----------             ----------

    Income before income taxes                 459,273                  58,470                113,692                 41,332

Income tax expense                             186,965                  14,620                 48,888                 17,773
                                            ----------              ----------             ----------             ----------

    Net income                              $  272,308              $   43,850             $   64,804             $   23,559
                                            ==========              ==========             ==========             ==========

Net income per common and
 common equivalent share primary            $      .08              $      .02             $      .02             $      .01

Weighted average number of shares
 outstanding                                 3,558,168               3,558,168              3,708,341              3,670,396




                See notes to consolidated financial statements.

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                November 29,                     November 30,
                                                                                    1997                             1996
                                                                                (Unaudited)                      (Unaudited)
                                                                                 ---------                        ---------
Cash flows from (used by) operating activities:
----------------------------------------------
  Net income                                                                    $     43,850                    $    23,559
  Adjustments to reconcile net income to net cash                               ------------                    -----------
    provided (used) by operating activities:
    Depreciation and amortization                                                    854,760                        768,080
    Amortization of deferred rent                                                     (7,005)                       -
    Amortization of unearned compensation                                              -                             37,500
    Gain on disposal of asset                                                          -                              2,857
    (Increase) decrease in assets:
      Accounts receivable                                                          1,133,812                       (22,846)
      Inventory                                                                     (429,045)                      (75,752)
      Prepaid expenses and other current assets                                      (47,945)                      (15,496)
      Other assets                                                                   156,972                        23,458
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                                          (23,321)                       32,842
      Income taxes payable                                                           (60,415)                      (40,527)
                                                                                ------------                   -----------
     Total adjustments                                                             1,577,813                       710,116
     -----------------                                                          ------------                   -----------

     Net cash provided by operating activities                                     1,621,663                       733,675
     -----------------------------------------                                  ------------                   -----------

Cash flows from (used by) financing activities:
----------------------------------------------
  Proceeds from the issuance of common stock                                         -                              26,250
  Proceeds from capital leases                                                       -                              53,927
  Payments on notes payable                                                          -                            (186,366)
  Payments on capital leases                                                        (111,140)                      (62,258)
  Net payments from line of credit                                                  (456,429)                          -
                                                                                ------------                   -----------

     Net cash used by financing activities                                          (567,569)                     (168,447)
     -------------------------------------                                      ------------                   -----------

Cash flows used by investing activities:
---------------------------------------
  Investments in motion pictures and other films                                  (1,053,631)                     (779,356)
  Purchase of property and equipment                                                 (44,182)                      (34,656)
                                                                                ------------                   -----------
     Net cash  used by investing activities                                       (1,097,813)                     (814,012)
     --------------------------------------                                     ------------                   -----------

     Decrease in cash                                                                (43,719)                     (248,784)
     ----------------

Cash, beginning of period                                                             57,724                       360,671
                                                                                ------------                   -----------
Cash, end of period                                                             $     14,005                   $  111,887
                                                                                ============                   ==========


                See notes to consolidated financial statements.

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                            Six months ended

                                                         November 29,  November 30
                                                              1997         1996
                                                          --------      -------
Supplemental disclosures of cash flow information:
----------------------------------------------------

  Cash paid during the period for:

    Interest                                              $174,687      $85,014
                                                          ========      =======
    Income taxes                                          $ 74,849      $58,300
                                                          ========      =======


Supplemental schedule of non-cash investing and financing activities:
--------------------------------------------------------------------

During the quarter ended November 29, 1997, a wholly-owned subsidiary of the Company contributed rights to certain magazine titles and other materials (recorded at zero cost basis in these financial statements) in exchange for 50% interest into a newly formed joint venture.

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

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 29, 1997 AND NOVEMBER 30, 1996
(UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Consolidation

The consolidated financial statements include the accounts of Metro Global Media, Inc. ("Metro Global") and its wholly-owned subsidiaries (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.


Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended November 29, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1997.


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

The weighted average number of common shares and common stock equivalent shares utilized in computing earnings per share were 3,558,168 and 3,708,341 for primary and fully diluted earnings per share for the quarters ended November 29, 1997 and 1996 respectively.


Joint Ventures

In August, 1997 Rocket Media Group, LLC, a wholly-owned subsidiary of Metro, Inc. formed a limited liability company, Maxstone Media Group, LLC, with Salmill Enterprises, Inc. for the purpose of magazine publishing. The investment in the jointly owned company is carried at cost, adjusted for the company's proportionate share of their undistributed earnings or losses.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 29, 1997 AND NOVEMBER 30, 1996
(UNAUDITED)


2.  NOTES PAYABLE


During June, 1997, Metro, Inc., a wholly owned subsidiary of the Company, entered into a line of credit agreement with a finance company. Under the agreement, Metro, Inc. may borrow up to 75% of assigned accounts receivable less than 90 days old, up to a maximum of $1,500,000. The balance due under the line of credit bears interest at the prime rate plus 5% per annum. In addition, Metro, Inc. shall pay the finance company a collateral management or notification fee equal to 3/4 of 1% of sales submitted to the finance company for inclusion in the net security value of accounts receivable, but no more than $7,500 per month. The outstanding balance under the line is secured by accounts receivable of Metro, Inc and guaranties of the Company and certain officers/shareholders. The line of credit expires during June, 1999, but includes an option for an additional year. As of November 29, 1997, the balance on the line of credit was $440,818.


3.  SUBSEQUENT EVENTS


During December, 1997, the company discovered that its former director and Chief Financial Officer was a convicted felon and had been criminally suspended from appearing or practicing before the Securities and Exchange Commission. See Form 8-K as filed by the Company on December 29, 1997 for more detailed information.

As of January 13, 1998, the Company has engaged a forensic consulting firm. The results of their engagement are expected during February, 1998.

PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          -----------------

          Not applicable

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

          None

ITEM 5.   OTHER INFORMATION
          -----------------

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits

                 None

          (b)  Reports of Form 8-K

               The Company filed a Form 8-K with the Securities and Exchange Commission on December 29, 1997 to report the following:

               Item 5.  Other events

                    The Company recently learned that on May 27, 1992, in United States v. Blair, criminal action No 92-CR-Z46 (N.D.N.Y.), Thomas J. Blair (a/k/a T. James Blair) ("Blair") a former director and chief financial officer of the Company pled guilty to and was convicted of two counts of felony charges.

                    Based on the foregoing, the commission found that Blair had been convicted of a felony within the meaning of Rule 102(e)(2) of the Commission's Rules and Practices and on August 29, 1995 issued an order that Thomas J. Blair was forthwith permanently suspended from appearing or practicing before the commission.

          -------------------------------------------

          As a result of the discovery concerning Blair, the company's auditors have informed the Company that because they relied on Mr. Blair's management representations, and this could impact materially the fairness and reliability of the company's financial statements, their audit reports dated July 31, 1997 and August 9, 1996 on the underlying financial statements of the years ended May 31, 1997 and May 31, 1996 are not to be relied upon.

          The Company is in the process of retaining an independent accounting firm to re-examine the previously filed financial statements to verify their accuracy. The Company will file a supplemental report with the results of that examination when the investigation is completed.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

                                       METRO GLOBAL MEDIA, INC.


                                    By:_________________________________
                                       Janet Hoey, Treasurer
                                         (duly authorized, principal financial
                                          and chief accounting officer)