Form 10QSB
period 1998-02-28
METRO GLOBAL MEDIA INC
filed 1998-04-21
CIK 838803

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 14(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 28, 1998

[]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
     For the transition period from _____________________________________ to
__________________________________________________

                         Commission file number 0-21634
                                                -------
                           METRO GLOBAL MEDIA, INC.
      ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Delaware                                 65-0025871
-----------------------------------------      -------------------------------
(State or other jurisdiction of incorpor-      (IRS Employer Identification No.)
  ation or organization)


                 1060 PARK AVENUE, CRANSTON, RHODE ISLAND 02910
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (401)942-7876
                                 -------------
                          (Issuer's telephone number)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                                              -

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes ___  No ____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,777,226 at March 28, 1998.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 1998 VERSUS THREE MONTHS ENDED MARCH 1, 1997.


The Company had revenues of $5,734,859 for the three months ended February 28, 1998. This represents a 21.4% increase from revenues of $4,722,341 for the three months ended March 1, 1997. Revenues consist principally of sales of prerecorded videocassettes, magazines, electronic software products and related items. Increased revenues were primarily the result of an increase in unit sales of new releases and library titles from the Company's video catalog. During the quarter ended February 28, 1998, the Company released 76 new videos as compared to 45 for the same period in 1997, a 69% increase. Additionally, the sales of novelties increased approximately $154,000 due to the increase in product lines the Company now handles. The Company recognized $177,000 of revenue from its joint venture in Maxstone in the publishing of certain magazines.

Costs of revenues (including amortization of film costs) for the three month period ended February 28, 1998 increased to $3,470,100 from $3,035,801 for the corresponding period in the prior year principally due to the increase in revenue. Costs of revenues as a percentage of revenues in the third quarter of fiscal 1998 was 60.5% as compared to 64.3% in the third quarter of fiscal 1997. The gross profit percentage improved due to increased sales price on films and the increased sales of novelties which sell at higher margins than videos.

Selling, general and administrative (SG&A) expenses for the three months ended February 28, 1998, increased 3% or $46,972 to $1,627,069 from $1,580,097 for the three months ended March 1, 1997 due to increases in consulting expenses, which were partially offset by decreases in advertising, equipment rental, and supplies. Selling, general, and administrative expenses, as a percentage of revenue, decreased to 28.4% in 1998 as compared to 33.5% in the three months ended March 1, 1997.

Other income (expense) increased $63,858 to $(95,441) for the quarter ended February 28, 1998, as compared to $(31,583) for the same quarter in 1997. The increase in other expense is due to a decrease in royalty income and the recognition of a minority interest of $19,326.

Operating income for the three month period ended February 28, 1998 was $637,690 as compared to operating income of $106,443 for the corresponding period in the prior year. Net income for the fiscal quarters ended February 28, 1998 and 1997 were $316,581 and $42,670 respectively, resulting in earnings per share of $.08 for the quarter ended February 28, 1998 versus $.01 for the quarter ended March 1, 1997.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 1998 VERSUS NINE MONTHS ENDED MARCH 1, 1997.


Revenues for the nine month period ended February 28, 1998 increased 8.4% to $14,382,715 from $13,267,996 for the nine months ended March 1, 1997. Costs of revenues (including amortization of film costs) for the nine month period ended February 28, 1998 were $8,909,753 in comparison to $8,397,483 for the corresponding period in the prior year, an increase of 6.1%. The Company's gross profit percentage for the nine month period ended February 28, 1998 increased to 38.1% from 36.7% for the comparative prior fiscal period. The increase in gross profit percentage reflects the surge of new release sales due to the expansion of the Company's release schedule.

Selling, general and administrative expenses for the nine months ended February 28, 1998 decreased marginally to $4,584,897 from $4,614,396 for the nine months ended March 1, 1997. The decrease was primarily due to reductions in advertising, artwork, and freight resulting from better cost controls. As a percentage of sales, selling, general and administrative expenses improved from 34.8% at March 1, 1997 to 31.9% at February 28, 1998.

Other income (expense) increased $147,421 to $(287,346) for the nine months ended February 28, 1998, as compared to $(139,925) for the same period in 1997 due to an increase in interest expense and a decrease in royalty income.

Net income for the nine months ended February 28, 1998, increased to $360,431 from $66,229 for the nine months ended March 1, 1997, which resulted in earnings per share of $.10 for the nine months ended February 28, 1998, versus $.02 per share for the nine months ended March 1, 1997.



LIQUIDITY AND CAPITAL RESOURCES AT FEBRUARY 28, 1998


Cash and cash equivalents amounted to $72,893 at quarter-end. Cash provided by operating activities amounted to $1,934,920 for the nine months ended February 28, 1998, whereas net cash of $888,222 was provided by operations for the same period in the prior fiscal year. The primary uses of cash in fiscal 1998 consisted of (1) investments in motion pictures and other films $1,484,097; (2) payments on capital lease obligations of $198,806, (3) purchases of property and equipment $56,979; and (4) net payments on short-term borrowings of $479,836.

Working capital amounted to $2,929,128 at February 28, 1998 as compared to $2,489,792 at May 31, 1997. The net decrease in accounts receivable of $436,920 was primarily due to increased collection efforts specifically on the account receivables from Capital Video Corporation (see below). Inventory increased $246,509 in anticipation of increased sales of new video and film releases as well as novelties. Accounts payable and accrued expenses decreased $430,700 due to a payment of a litigation settlement liability that was due in November, 1997 and improved cash flow from the decrease in accounts receivable.

Of Metro's total accounts receivable at February 28, 1998, $937,019 (26.4%) as compared to $1,711,443 (41.9%) at May 31, 1997 is owed by Capital Video Corporation ("CVC"), a chain of retail stores of which a former officer/shareholder of the Company is the sole shareholder. Because of the amount of this receivable and the concentration of business with CVC, this receivable is monitored very closely. Metro has the personal guaranty of its CVC's sole shareholder. Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in the Company's financial statements.

The Company projects a video release schedule of approximately 24 titles per month. The release schedule is budgeted at approximately $120,000 to $150,000 per month. Financing for these activities has been and will continue to be generated through operating cash flows as well as funds received from its line of credit.

During June, 1997, Metro, Inc. entered into a line of credit agreement with a finance company. Under the agreement, Metro, Inc. may borrow up to 75% of assigned accounts receivable less than 90 days old, up to a maximum of $1,500,000. The balance due under the line of credit bears interest at the prime rate plus 5% per annum. In addition, Metro, Inc. shall pay the finance company a collateral management or notification fee equal to 3/4 of 1% of sales submitted to the finance company for inclusion in the net security value of accounts receivable, but no more than $7,500 per month. The outstanding balance under the line is secured by accounts receivable of Metro, Inc and guaranties of the Company and certain officers/shareholders. The line of credit expires during June, 1999, but includes an option for an additional year. As of February 28, 1998, the balance on the line of credit was $417,378.

Capital Expenditures: Capital expenditures for the nine months ended February 28, 1998 amounted to $56,979 as compared to $147,726 at May 31, 1997.
Additionally, the Company has entered into capital leases totaling $314,127 during fiscal 1998. The Company anticipates that additional capital expenditures for 1998 will be approximately $100,000 to $150,000 primarily used for computer equipment in Rhode Island, and duplicating and editing equipment in California. The company currently has a $500,000 lease line available, of which approximately $185,000 remains available.

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

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    Assets
                                    ------

                                                                                For the nine             For the
                                                                                months ended            year ended
                                                                                February 28,              May 31,
                                                                                   1998                    1997
                                                                                (Unaudited)              (Audited)
                                                                                -----------              ---------
Current assets:
--------------
 Cash                                                                            $    72,893           $    57,724
 Accounts receivable, less allowance for doubtful accounts of
  $106,239 and $22,082, respectively                                               3,554,111             4,081,031
 Inventory                                                                         3,931,010             3,684,501
 Recoverable income tax                                                              287,000               287,000
 Prepaid expenses and other current assets                                           106,206                41,460
 Deferred income taxes                                                               165,650               165,650
                                                                                 -----------           -----------
   Total current assets                                                            8,116,870             8,317,366
   --------------------

Motion pictures and other films at cost, less accumulated amortization
 of $6,207,285 and $5,085,183, respectively                                        3,715,738             3,353,743
Property and equipment at cost, less accumulated depreciation and
 amortization of $1,582,524 and $1,303,939, respectively                           1,437,854             1,575,199
Other assets                                                                         484,931               292,235
                                                                                 -----------           -----------
     Total assets                                                                $13,755,393           $13,538,543
     ------------                                                                ===========           ===========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
-------------------
 Current portion of long-term debt                                               $   178,561           $   137,651
 Current portion of capital lease obligations                                        323,160               222,962
 Short-term borrowings                                                               417,378               897,247
 Accounts payable and accrued expenses                                             3,765,369             4,206,577
 Income taxes payable                                                                503,274               363,137
                                                                                 -----------           -----------
   Total current liabilities                                                       5,187,742             5,827,574
   -------------------------

Long-term debt, less current portion                                                 655,078               395,988
Capital lease obligations, less current portion                                      376,714               361,591
Deferred income taxes                                                                 35,700                35,700
                                                                                 -----------           -----------
   Total liabilities                                                               6,255,234             6,620,853
   -----------------                                                             -----------           -----------
Commitments and contingencies

Shareholders= equity
---------------------
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding, none
Common stock, $.0001 par value; authorized 10,000,000 shares;                            378                   356
 issued and outstanding 3,777,226 and 3,558,168 shares, respectively               5,988,229             5,542,762
Additional paid in capital                                                         1,735,003             1,374,572
Retained earnings                                                                   (223,451)                    -
                                                                                 -----------           -----------
Unearned compensation                                                              7,500,159             6,917,690
                                                                                 -----------           -----------
   Total shareholders' equity
   --------------------------

   Total liabilities and shareholders= equity                                    $13,755,393           $13,538,543
   ------------------------------------------                                    ===========           ===========

                See notes to consolidated financial statements
                                      F-1

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                    Three              Nine                Three              Nine
                                                 months ended      months ended         months ended     months ended
                                                  February 28,     February 28,           March 1,          March 1,
                                                     1998             1998                 1997              1997
                                                  (Unaudited)      (Unaudited)          (Unaudited)       (Unaudited)
                                                   ---------        ---------            ---------         ---------
Revenues                                           $5,734,859      $ 14,382,715          $4,722,341       $13,267,996

Costs of revenues, including amortization
 of motion pictures and other films                 3,470,100         8,909,753           3,035,801         8,397,483
                                                   ----------     -------------         -----------     -------------

                                                    2,264,759         5,472,962           1,686,540         4,870,513

Selling, general and administrative expenses        1,627,069         4,584,897           1,580,097         4,614,396
                                                   ----------     -------------         -----------     -------------

   Income from operations                             637,690           888,065             106,443           256,117
   ----------------------

Other income (expense), net                           (95,441)         (287,346)            (31,583)         (139,925)
                                                   ----------     -------------         -----------     -------------

   Income before income taxes                         542,249           600,719              74,860           116,192
   --------------------------

Income tax expense                                    225,668           240,288              32,190            49,963
                                                   ----------     -------------         -----------     -------------

 Net income                                        $  316,581      $    360,431        $     42,670   $        66,229
 ----------                                        ==========     =============        ============   ===============

Net income per common and
 common equivalent share primary                   $      .08      $        .10        $        .01       $       .02

Weighted average number of shares
 outstanding                                        3,884,423         3,686,663           3,611,587         3,717,435


                See notes to consolidated financial statements.

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      February 28,           March 1,
                                                                          1998                1997
                                                                      (Unaudited)          (Unaudited)
                                                                      ------------         -----------
Cash flows from (used by) operating activities:
----------------------------------------------
 Net income                                                           $    360,431         $    66,229
                                                                      ------------         -----------
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Depreciation and amortization
  Bad debt expense                                                       1,400,687           1,209,314
  Amortization of deferred rent                                             90,000
  Amortization of unearned compensation                                    (10,508)
  Consulting services for common stock                                      57,189              43,750
  Compensation for common stock                                            157,999
  Gain on disposal of asset                                                  6,850
  (Increase) decrease in assets:                                                                 2,857
     Accounts receivable
     Inventory                                                             436,920            (667,837)
     Prepaid expenses and other current assets                            (246,509)           (120,052)
     Other assets                                                          (64,746)            (49,265)
  Increase (decrease) in liabilities:                                       37,170                 (97)
     Accounts payable and accrued expenses
     Income taxes payable                                                 (430,700)            647,657
    Total adjustments                                                      140,137            (244,334)
    -----------------                                                 ------------         -----------
                                                                         1,574,489             821,993
                                                                      ------------         -----------

    Net cash provided by operating activities
    -----------------------------------------
                                                                         1,934,920             888,222
                                                                      ------------         -----------

Cash flows from (used by) financing activities:
----------------------------------------------
 Proceeds from the issuance of common stock                                                     26,250

 Proceeds on issuance of notes payable                                     300,000
 Payments on notes payable                                                                     (10,934)
 Payments on capital leases                                               (198,806)           (125,462)
 Net payments on line of credit                                           (479,869)
    Net cash used by financing activities                             ------------         -----------
    -------------------------------------                                 (378,675)           (110,146)
                                                                      ------------         -----------
Cash flows used by investing activities:
---------------------------------------
 Investments in motion pictures and other films                         (1,484,097)           (977,335)
 Purchase of property and equipment                                        (56,979)             (4,121)
                                                                      ------------         -----------
    Net cash  used by investing activities
    --------------------------------------                              (1,541,076)           (981,456)
                                                                      ------------         -----------

    Increase (decrease) in cash                                             15,169            (203,380)
    ---------------------------

Cash, beginning of period                                                   57,724             360,671
                                                                      ------------         -----------

Cash, end of period                                                   $     72,893         $   157,291
                                                                      ============         ===========

                See notes to consolidated financial statements.

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                     Nine months ended
                                                              February 28,            March 1,
                                                                 1998                  1997
                                                                 ----                  ----
Supplemental disclosures of cash flow information:
-------------------------------------------------

 Cash paid during the period for:

  Interest                                                    $226,295               $143,248
                                                              ========               ========

  Income taxes                                                $ 86,823               $294,297
                                                              ========               ========



Supplemental schedule of non-cash investing and financing activities:
--------------------------------------------------------------------

During the quarter ended February 28, 1998, a wholly-owned subsidiary of the Company contributed rights to certain magazine titles and other materials (recorded at zero cost basis in these financial statements) in exchange for 50% interest into a newly formed joint venture.

During the quarter ended February 28, 1998, the Company entered into capital lease obligations totaling $314,127 for office equipment and machinery and equipment.

During the quarter ended February 28, 1998, the Company issued 219,058 shares of common stock valued at $445,489 for consulting services and compensation.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 1998 AND FEBRUARY 28, 1998
(UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Consolidation

The consolidated financial statements include the accounts of Metro Global Media, Inc. ("Metro Global") and its wholly-owned subsidiaries (collectively the "Company"). All inter-company balances and transactions have been eliminated in consolidation.


Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and six month periods ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1997.


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

The weighted average number of common shares and common stock equivalent shares utilized in computing earnings per share were 3,884,423 and 3,611,587 for primary and fully diluted earnings per share for the quarters ended February 28, 1998 and March 1, 1997, respectively.


Joint Ventures

In August, 1997 Rocket Media Group, LLC, a wholly-owned subsidiary of Metro, Inc. formed a limited liability company, Maxstone Media Group, LLC, with Salmill Enterprises, Inc. for the purpose of magazine publishing. The financial statements of Maxstone have been consolidated and the minority interest is reflected in other income (expense).

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 1998 AND NOVEMBER 30, 1996
(UNAUDITED)


2.  NOTES PAYABLE


During June, 1997, Metro, Inc., a wholly owned subsidiary of the Company, entered into a line of credit agreement with a finance company. Under the agreement, Metro, Inc. may borrow up to 75% of assigned accounts receivable less than 90 days old, up to a maximum of $1,500,000. The balance due under the line of credit bears interest at the prime rate plus 5% per annum. In addition, Metro, Inc. shall pay the finance company a collateral management or notification fee equal to 3/4 of 1% of sales submitted to the finance company for inclusion in the net security value of accounts receivable, but no more than $7,500 per month. The outstanding balance under the line is secured by accounts receivable of Metro, Inc and guaranties of the Company and certain officers/shareholders. The line of credit expires during June, 1999, but includes an option for an additional year. As of February 28, 1998, the balance on the line of credit was $417,378.


3.  SUBSEQUENT EVENTS


During December, 1997, the company discovered that its former director and Chief Financial Officer was a convicted felon and had been criminally suspended from appearing or practicing before the Securities and Exchange Commission. See Form 8-K as filed by the Company on December 29, 1997 for more detailed information.

In January,1998, the Company engaged an independent forensic consulting firm to investigate whether there were any irregularities with respect to the Company's accounting and financial reporting during the former Chief Financial Officer's tenure with the Company. On March 5, 1998, the consultants issued a report stating that their investigation did not reveal any accounting or financial reporting irregularities. Further, the investigation did not detect any transactions that appear to have been other than in the ordinary course of business.

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

         None

ITEM 5.  OTHER INFORMATION
         -----------------

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits

                (1) Letter from Ellis L. Levin, Director of Ten Eyek Associates, Inc. dated March 5, 1998, filed as Exhibit (1) on Form 8-K/A dated and filed with the Commission on April 14, 1998 and incorporated herein by reference.

                (2) Letter from Trien, Rosenberg, Weinberg, Ciullo & Fazzari LLP, dated March 18, 1998, filed as Exhibit (2) on Form 8-K/A dated and filed with the Commission on April 14, 1998 and incorporated herein by reference.

         (b)  Reports on Form 8-K

                Form 8K and Form 8K/A regarding the accounting and financing reporting of the Company during the former Chief Financial Officer's tenure with the Company as filed on April 14, 1998 with the Commission and incorporated herein by reference.

ITEM 9.  SALE OF EQUITY SECURITIES PURSUANT TO REGULATION S
         --------------------------------------------------

         On April 14, 1998, the Company entered into an Offshore Securities Subscription Agreement for Convertible Preferred Shares. The securities offered have not been and will not be registered under the U.S. Securities Act of 1933 and were not offered or sold within the United States nor to the account or benefit of U.S. persons, as defined in Regulation S of the 1933 Act.

         Under the terms of the agreement, the accredited investor will purchase 1,675 shares of 1988 Series A Convertible Preferred Stock ("Series A Shares") at a price of $1,000 per share. After 90 days, the accredited investor will purchase 500 shares of the Series A Shares at a price of $1,000 per share. Of the $2,175,000 proceeds, the Company will receive $1,100,000, less administrative expenses. The Company may buy back a portion of these shares.

         The Series A Shares are convertible at a rate of 100 shares per week into the Company's common stock. The Shares carry a 5% cumulative dividend, payable at the time of conversion in either cash or common stock. These Shares are subject to a 24 month automatic conversion feature.

         In addition to the Series A Shares the accredited investor will be issued a warrant to purchase 400,000 of the Company's common stock at $1.50 per share and exercisable for up to 5 years after the date of issuance.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        METRO GLOBAL MEDIA, INC.


                                 By:___________________________________
                                    Janet Hoey, Treasurer
                                     (duly authorized, principal financial
                                     and chief accounting officer)