Form 10KSB
period 1998-05-30
METRO GLOBAL MEDIA INC
filed 1998-09-14
CIK 838803

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended      May 30, 1998
                                    ------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

     For the transition period from               to
                                   ---------------  ---------------

                        Commission file number  0-21634
                                               ---------


                            METRO GLOBAL MEDIA, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

            Delaware                                     65-0025871
----------------------------------           ----------------------------------
 (State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                     Identification No.)

         1060 PARK AVENUE, CRANSTON, RHODE ISLAND               02910
        ---------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

Issuer's telephone number                    (401) 942-7876
                            ----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class              Name of each exchange on which registered

------------------------------------   -----------------------------------------

------------------------------------   -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                 Common Stock
                  ------------------------------------------
                               (Title of class)

                  ------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
   -------     ------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge. In definitive proxy or Information statements incorporated by reference in Part III of this Form 10-KSB of any amendment to this Form 10-KSB. [ ]

     State issuer's revenue for its most recent fiscal year.   $20,391,134
                                                              --------------

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked price of such common equity, as of a specified date withing the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

                         $18,533,111 at July 31, 1998
                  ------------------------------------------

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the Issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                  (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes          No
                                                   -------      -------

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,907,562 at July 31, 1998
                                                   ---------------------------



                      DOCUMENTS INCORPORATED BY REFERENCE

If the followings documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to the Rule 42(b) or (c) of the Securities Act of 1993 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):

Yes          No     X
    --------    ---------

                               TABLE OF CONTENTS

                                    PART I
                                    ------

ITEM 1.  BUSINESS...............................................  4

ITEM 2.  PROPERTIES............................................. 17

ITEM 3.  LEGAL PROCEEDINGS...................................... 17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.... 18

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.................................... 19

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.................... 19

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA............. 24

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES................... 24

                                   PART III
                                   --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT.................................................... 25

ITEM 10. EXECUTIVE COMPENSATION................................. 26

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT............................................. 27

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......... 28

                                    PART IV
                                    -------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................... 30

INDEX TO FINANCIAL STATEMENTS................................... F-0

                                    PART I
                                    ------

ITEM 1.  BUSINESS
------------------

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

     The Initial Offering Prospectus did not disclose any specific business or activity in which the Company would be engaged but rather was a "Blank Check" offering whereby the Company sought to identify, investigate and if warranted, acquire an interest in a business opportunity. As more fully set forth below, the Company has acquired all of the issued and outstanding stock of North Star Distribu tors, Inc., who subsequently changed its name to Metro, Inc. ("Metro").

(b)  Narrative Description of Business.

MOTION PICTURE PRODUCTION AND DISTRIBUTION.
-------------------------------------------

     Metro produces and distributes adult motion picture entertainment. This includes the production and financing of feature films (full length motion pictures produced on film), feature videos (full length motion pictures produced on videotape),and video compilations, distributed primarily on videocassettes; the distribution of pay television and cable programming; and the ownership and administration of film copyrights. Metro's motion picture productions feature
men and women in a variety of erotic and adult sexual situations.   The
Classification and Rating Administration of the Motion Picture Association of America (the "MPAA"), a motion picture industry trade association, assigns ratings for age group suitability for theatrical and home video distribution of motion pictures. Submission of a motion picture to the MPAA for rating is voluntary, and Metro does not submit its motion pictures to the MPAA for review. However, with the exception of several titles which have been re-edited for cable television, most of the films and videos distributed by Metro, if so rated, would most likely fall into the "NC-17 --No Children Under 17 Admitted"/1/ rating category because of depiction of nudity and their sexually explicit content.

     Metro owns or has distribution rights to a library in excess of 3,000 titles available on videocas sette. The Company has sold approximately 2,100,000 videocassettes during the fiscal year ended May 30, 1998, primarily to retail stores and wholesalers located in the United States. Many of Metro's original motion picture programs have been re-edited and licensed to cable television operators. Several of the titles in Metro's motion picture library have been obtained from third parties under distribution agreements pursuant to which Metro has acquired perpetual distribution rights, and in some cases limited foreign distribution rights, to the motion picture. Metro continues to expand its video distribution into international markets and has entered into license agreements with international distributors

----------------------
/1/ "NC-17: No Children Under 17 Admitted" is a registered trademark of the Classification and Rating Administration of the Motion Picture Association of America, Inc.

granting distribution rights to several of its motion picture titles in several countries outside the United States. Metro is in the process of converting its top selling films and videos into the DVD format, which is expected to be the format of the future. Sales of DVD releases have surpassed the sales of the videocassettes on a title-by-title basis, and are expected to continually increase.

     During fiscal 1998, the Company released 3 new feature films, 75 feature videos, and 200 video compilations. During 1999, the Company expects to release 9 feature films, 138 feature videos, including 36 Magma titles, and 240 compilations, a 39% increase over fiscal 1998. The Company will continue to actively seek to acquire distribution rights to additional titles produced by third parties, and increase its efforts to distribute its library and new titles into domestic cable and satellite television markets as well as new international markets. See "Management Discussion and Analysis of Financial Condition and Results of Operations."

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

     Motion pictures shot on film generally offer better production quality, utilize more elaborate production techniques and incur higher production costs than motion pictures shot on videotape. Many of Metro's new feature film releases are edited into several versions depending on the media through which they are distributed. Metro has licensed several of its films and videos for showing on the Playboy Channel, a cable television channel produced by the publishers of Playboy Magazine/2/, as well as pay-per-view television. In general, versions of the films edited for cable or pay-per-view television are less sexually explicit than the versions edited for home video distribution.
The Company has negotiated a variety of exclusive and non-exclusive licensing arrangements with several cable and pay television operators for several of its feature releases that have been produced during the past two fiscal years, including arrangements which permits unlimited showings for a defined duration in exchange for a one-time lump sum royalty payment, arrangements for which the Company is paid a fee based on the number of subscribers to the cable station and the number of times the Company's motion picture is shown, and arrangements pursuant to which the Company receives a commission based upon the revenues received by the pay television operators as a result of a showing of the Company's motion picture.

     In May 1998, the Company entered into a licensing deal with New Frontier Media, Inc. ("New Frontier"), a publicly traded adult satellite network company. New Frontier, through its wholly owned subsidiary Colorado Satellite Broadcasting ("CSB") launched "TeN:The Erotic Network" in August of 1998. New Frontier also owns the Extasy Network which consists of three 24 hour direct to home satellite channels. Metro will produce films and videos on a continuing basis to be broadcast on these networks. This deal involves the licensing of titles from the Company's library as well as new release titles.

----------------------
/2/  "Playboy" is a registered trademark of Playboy Enterprises, Inc.

     Additionally, in July 1998, the Company signed an agreement with Cable Entertainment Distributors ("CED") to represent Metro for adult programming through cable, television, satellite and stand-alone systems throughout the United States. As part of the agreement, the Company signed an output agreement with Playboy Entertainment Group. Under the agreement, the Company will supply Playboy with a minimum guarantee of 175 titles, of which 103 will be selected from Metro's existing film library and the balance from new productions over the next two years.

DISTRIBUTION
------------

     Metro distributes, for home video use, pre-recorded videocassette, CD-ROM, video CD and DVD products, containing motion pictures owned or licensed by Metro. Wholesale distribution of Metro's home video products is accomplished through a distribution network of wholesalers located throughout the United States and Europe. Metro has contracted with video distributors in many major cities throughout the United States and Europe for the distribution of its home video products.

     In addition, Metro operates a regional distributorship for its own motion picture titles as well as the motion picture titles of other companies to retail outlets located throughout New England and upstate New York. Metro's New England region fulfillment activities are conducted from a centralized 64,000 sq. ft. facility in Cranston, Rhode Island.

     In January 1996, the Company entered into a Distributorship Agreement with Phantasm Video Productions, BV of Holland ("Phantasm"), one of the largest distributors of adult entertainment products in Europe. Pursuant to the Distributorship Agreement, Metro will provide Phantasm with a minimum average of 12 new titles per month during the term of the Agreement, and Phantasm shall serve as the exclusive distributor throughout Europe for those titles purchased by Phantasm for a 3 year period from release date. Under the Distributorship Agreement, Phantasm is required to purchase a minimum of 75,000 units during each six month period during the term of the Agreement. In August, 1996, the Company acquired the option to purchase all of the operating subsidiaries of Phantasm Holdings, BV of Holland. Under the terms of the Option Agreement, the Company has the option to acquire, at any time prior to July 31, 1999, the stock of Phantasm Videoproductions, B.V. Holland, Malibu Video produc tions GmbH of Germany, and Phantasm Videoproductions SARL of France, at a purchase price to be determined based on a multiple of earnings of these companies for the two years prior to the date of exercise of the option. Phantasm breeched the distribution agreement and was not in compliance with the terms of the Option Agreement. During fiscal 1998, the Company terminated the Agreement.

     In July, 1996, the Company opened an international sales office in Flensburg, Germany. This sales office handles the sales of video rights throughout the world. This office also handles all international sales of CD-ROM, video CD, DVD products and magazines. Due to the termination of the agreement with Phantasm, this office will now handle the sale and distribution of Metro's finished goods product throughout Europe. The sales office was incorporated as a Gmbh in August 1998 and will be consoli dated in the financial statements of Metro beginning in the first quarter of fiscal 1999.

DUPLICATION AND FULFILLMENT
---------------------------

     Metro creates and designs all artwork for promotional items and packaging and contracts for printing services. Over 50% of all videocassettes are duplicated at Metro's own duplicating facility located in Los Angeles County, California, with the remaining being contracted to independent laboratories. Metro markets and sells completed cassettes to distributors, retailers and mail order outlets in the United States. All international orders are handled from Metro's sales offices in Flensburg, Germany.

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

MAGAZINE PUBLISHING AND DISTRIBUTION.
-------------------------------------

     Metro publishes and distributes a variety of adult magazines and paperback books. Metro publishes several special interest magazines under various tradenames which it distributes through wholesalers located throughout the United States, Canada and Europe. For example, the Company publishes several magazines featuring pictures of men and women engaged in erotic and sexually situations, magazines oriented to readers with specific sexual preferences, and magazines featuring photographs and short stories contributed by photographers and writers. Metro currently publishes 10 magazines which are distributed on a bi-monthly or quarterly basis.

     During fiscal 1998, Maxstone Media Group published four magazines under the AMATEURS EXTRA title. Distribution of this title was handled by outside distributors. Beginning in fiscal 1999, Maxstone will publish 12 magazine titles including a newly formatted magazine entitled AMAZING. This new format will be printed in seven languages and distribution agreements have been committed in all European countries as well as South Africa, Australia and New Zealand. The North American distribution will be handled by Metro. Each of the planned new publications will contain exclusive photos from Metro's extensive film and video library in an effort to cross-promote the product line in countries where Metro's video products are currently distributed.

     On July 31, 1998, the Company acquired Fanzine, a publishing company which produces a line of event driven, mainstream magazines, which are translated into seven languages and distributed to over twenty different nations. During fiscal 1998, Fanzine released Hit Sensations and Hit Sensations Specials on music, television, sports and Hollywood celebrities. Since inception, in the summer of 1997, consumers have spent over $20 million in purchases of better than 90 Fanzine domestic and foreign releases.

     Fanzine intends to expand their product base with a line of high-quality academic calendars as well as the launch of four major new monthly celebrity magazines, CELEBRITY STYLE, TEEN CELEBRITY, GYM and BURN.

     CELEBRITY STYLE and TEEN CELEBRITY (two of the largest launches in the entire magazine industry in 1998) will each distribute better than 700,000 copies on newsstands throughout the United States and Canada beginning in October of 1998. Both publications take advantage of the heightened interest in entertainment celebrities and their lifestyles. Competitive sales data indicates that this genre is currently hotter than any other. GYM and BURN will offer practical health, fitness and nutritional advice for today's male reader. Like CELEBRITY STYLE and TEEN CELEBRITY, GYM and BURN will feature strong editorial content as well as exceptional packaging quality. They are scheduled to hit newsstands during the first quarter of 1999, with projected distributions of 250,000 each.

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

     All of Metro's publications are printed by independent third parties.
Metro has had a longstand ing relationship with a printer in the United States, who is also a printer of other magazines that compete with Metro. Nonetheless, Metro believes that generally there is an adequate supply of printing services available to Metro at competitive prices, should the need arise. All of Metro's production and printing activities are coordinated through its facility located in Los Angeles County, California.

     Wholesale distribution of Metro's publications is accomplished through a distribution network of wholesalers located throughout the United States and Canada. Metro has contracted with magazine distributors in many major cities throughout the United States for the distribution of its publications.

     During fiscal 1999, the Company entered into consulting agreements with two individuals with expertise in the production, marketing, sale and distribution of magazines and other periodicals. The consultants shall provide such services as reasonably necessary to promote and further the appointment of Metro as a secondary national distributor of periodicals for publishers and distributors that Metro is not presently servicing. The consultants will coordinate with publishers and distributors for the appointment of Metro as a secondary distributor and establish and maintain, for Metro, a customer base for such periodicals.

     In addition, Metro operates a regional distributorship for its own publications as well as adult magazines produced by other parties to retail outlets located throughout New England and upstate New York. Metro's New England and New York 's region fulfillment activities are conducted from a centralized facility in Cranston, Rhode Island.

     Fanzine's extensive group of publications utilizes the services of multiple printers, all of whom perform their services on terms which are extremely beneficial to the Company. The on-going relationships with these printers allow the Company a flexibility of options that few others can match. Distribution for the Fanzine line is realized through mass market circulation to supermarkets, drugstores, convenience stores, discount/department, newsstands and transportation centers. Additionally, Fanzine has direct-to retail relationships with many major North American bookstore chains.

COMPETITION
-----------

     Metro meets with direct competition from other publishers of adult magazines and paperback books as well as all other forms of print media adult entertainment, including several more well-known national publications with substantially larger circulation than those of Metro.

RETAIL AND FRANCHISE SALES
--------------------------

     In May 1994, the Company formed Airborne For Men, Ltd., a wholly-owned subsidiary which engaged in (i) the retail sale of adult entertainment products through company owned Airborne For Men/TM/ retail stores and (ii) the sale of franchises to operate Airborne For Men/TM/ retail stores. Airborne For Men/TM/ stores are upscale, adult-oriented establishments decorated in a aviation-theme motif, and represent a complete departure from traditional outlets for adult entertainment products. Airborne For Men/TM/ stores differ markedly from traditional adult video retailers both in product line and presentation. In addition to selling adult video and magazine products, each Airborne For Men/TM/ store sells nationally recognized name brand men's casual clothing and accessories such as leather bomber jackets, footwear, underwear and shaving supplies.

     In September 1994, Airborne For Men, Ltd. completed the acquisition of 100% of the outstand ing capital stock of Eastern Sales, Inc., a Rhode Island corporation. See "Certain Relationships and Related Transactions." Eastern Sales, Inc. operates a retail adult video and book store in Johnston, Rhode Island, which opened as the first company owned Airborne For Men/TM/ retail store in October 1994. The exterior of the Johnston, Rhode Island store has a building-wide mural reflecting Airborne's military/aviation motif, with a Quonset-hut style entrance and a World War II vintage jeep projecting from the facade. In April, 1995 the Company's first Airborne For Men/TM/ franchise opened in Providence, Rhode Island. The Company opened a second Airborne For Men/TM/ store in East Providence, Rhode Island in March 1995, and a third Airborne For Men store in Northboro, Massachusetts in May 1995.

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

     As a result of the transaction, Airborne for Men, Ltd. has a total of 6 franchisee-owned Airborne for Men/TM/ retail stores (of which five are owned by Capital Video Corporation) as of May 30, 1997. The transaction reflected Airborne's desire to shift its focus from retail store management to franchise development, thereby permitting the company to open Airborne for Men locations without incurring the start-up expenses associated with completing the store build out and compiling an opening inventory. The transaction improved the Company's overall cash flow because it significantly reduced the Company's debt service requirements and dramatically reduced the Company's debt-to-equity ratio.

     In connection with the November 30, 1995 transaction, Capital Video Corporation agreed to assume indebtedness of Airborne to Kenneth F. Guarino and the indebtedness of Metro, Inc. to Metro Equipment Company and a portion of the indebtedness of Metro, Inc. to Metro Equipment Company for a total of $622,928 plus accrued interest of $103,656.

     In connection with the January 31, 1996 transaction, Capital Video Corporation agreed to assume the balance of indebtedness of Metro, Inc. to Northstar as well as a portion of the indebtedness of Metro, Inc. to Metro Plus Company totaling $350,361.

     Capital Video Corporation, which operates a chain of 34 retail video and magazine stores throughout New England and upstate New York, of which 5 are Airborne for Men/TM/ franchises, and Airborne For Men, Ltd. agreed to waive the standard Airborne for Men/TM/ franchise fees. Because of Capital Video's extensive retail experience in the industry, Airborne anticipates that it will be required to provide less management, inventory control and marketing services to Capital than it would to a less experienced franchisee; accordingly, Airborne agreed to reduce by 50% its standard Airborne for Men royalty fees. In connection with the acquisition of A.F.M., Limited, Capital Video Corporation and Airborne For Men, Ltd. agreed that the store owned by A.F. M. Limited would constitute the first of Capital's four (4) conversion stores and that Capital would be permitted to satisfy its remaining three store obligation either by converting existing Capital Video locations or opening new Airborne For Men/TM/ locations on or before December, 1996. No franchise fees were recognized for fiscal year May, 1997.

     To enhance Airborne's growth opportunities, the Company has employed a strategy of pursuing franchised Airborne For Men/TM/ retail stores. The extent to which a prospective market will be developed, will be determined by evaluating a number of different criteria, including available resources and the interest generated by prospective franchisees. Airborne retained a franchise development consultant to assist in the preparation of a retail store franchise package, and has completed registration of its Franchise Offering Circular in the States of Rhode Island, New York, California and Connecticut, and has received an exemption from the registration requirements in the State of Florida. In addition, as a result of its franchise registration in Rhode Island, Airborne is permitted to offer franchises in approximately 28 states, including Massachusetts, Pennsylvania and New Jersey, in which registration of franchise offerings is not required.

     Under Airborne's franchising program, the Company will grant to a franchise owner the right to develop one or a specified number of Airborne For Men/TM/ retail stores at an approved location. Prior to the opening of an Airborne For Men/TM/ franchise, franchisees will be required to execute Airborne's standard franchise agreement. This form of agreement governs the operation of a single Airborne For Men store for a period of ten years. Airborne For Men/TM/ franchisees will be required to pay Airborne an initial franchise fee of $20,000 plus an additional $10,000 if the Company selects the sight, a sign lease expense of $6,000 to $10,000, weekly royalties ranging from 5% to 8% of gross sales, and weekly advertising fees of 1% of gross sales. Each franchise owner will have the sole responsibility for all financial commitments relating to the opening and operation of an Airborne For Men/TM/ franchise, including rent, utilities, payroll and other incidental expenses. In addition, franchisees will be required to purchase all of its video and magazine inventory from Metro and all of its mens casual wear and accessories from approved vendors, and will be required to expend an additional 2% of gross sales on advertising expenses. The estimated total initial investment per franchise will range from approximately $165,000 to $230,000, depending on the amount of leasehold improvements, inventory and other start-up expenses required for the proposed franchise location.

     Airborne will assist franchisees by approving prospective Airborne For Men/TM/ locations and, if necessary, by finding and securing appropriate Airborne For Men/TM/ locations. In addition, Airborne will provide franchisees with specifications and layouts for each approved Airborne For Men/TM/ location, an initial training program, a start-up marketing program, and on-site consultation and guidance as requested. Airborne will provide extensive product and support services to its franchise owners, and will derive income from providing these products and services. With the possible exception of offering net 30-day terms on sales of inventory to credit worthy franchisees, Airborne does not intend to provide financing to prospective franchisees. Airborne has not set specific requirements as to who may become an Airborne for Men/TM/ franchisee; rather, franchisees will be approved by Airborne based upon management's assessment of the prospective franchisee's net worth, available working capital, business acumen and financial ability to successfully operate an Airborne For Men/TM/ franchise.

     The Company has incurred an additional $19,500 in costs associated with its proposed franchise operation for the year ended May 30, 1997. To date, the Company has financed its investment in Airborne's franchise operations through cash flow from operations. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations "). The Company anticipates that the revenues derived from the sale of franchises will offset the costs associated with offering and assisting franchisees in opening Airborne For Men franchises.

     The Company is in the process of re-evaluating the Airborne concept. The Company is working with CVC in the launching of a new concept that will be geared towards women and couples. The Company has retained top designers and marketing specialists to assist in the creation of this futuristic store. CVC has selected the flagship site and construction is underway. The new store, located in Rhode Island, is scheduled to open in November, 1998. It is Metro's intention to market this new store concept to attract new franchises.

COMPETITION
-----------

     Although the Company has distinguished Airborne For Men/TM/ stores from traditional adult video retailers in product line and presentation, both Company-owned and franchised Airborne For Men/TM/ stores compete with existing adult video retailers who may be situated in better locations. Airborne's franchise operation also competes with many well-established and successful franchisers in the sale of franchises.

ARCUS MEDIA GROUP, INC.
-----------------------

     In October 1994, the Company formed Arcus Media Group, Inc. ("Arcus"), a wholly-owned subsidiary. In November 1994, Arcus acquired certain assets, including equipment and key technical personnel, of Innovative Data Concepts Incorporated, a Pennsylvania corporation previously engaged in computer software development. During the fourth quarter of fiscal 1995, Arcus determined that it would be more efficient and cost effective to engage independent contractors to digitize and convert the Company's motion pictures into the CD-ROM format, and to acquire distribution rights to CD-ROM interactive games authorized by independent software developers. Accordingly, Arcus reduced its in-house technical workforce and relocated its sales and marketing operation to the Company's Rhode Island facility, and the approximately $419,000 in unamortized cost allocated to the previously capitalized employment contract was expensed at May 30, 1995. In May 1995, Arcus filed suit against IDC alleging misrepresentation in connection with the transaction. On May 30, 1996 the suit filed by Arcus against IDC was settled. As a result of the settlement the Company received from IDC 75,000 shares of the 160,000 shares of the Company originally issued to IDC as part of the November 10, 1994 Asset Purchase Agreement. Effective May 30, 1997 Arcus Media Group was liquidated and has become a division of Metro, Inc. which will continue CD-Rom product sales and development under the trade name Arcus Media Group.

     Metro has and intends to continue to digitize and convert selected titles from the Company's existing film library to the CD-ROM format, under the Arcus trade name. Arcus has and will continue to develop technically sophisticated products on the most popular personal computer platforms, currently Microsoft Windows/3/ and Apple Macintosh CD-ROM, primarily for use in home personal computers. Arcus has released 35 full-length CD-ROM titles in the hybrid Windows/Macintosh platform

-------------------
/3/ Microsoft and Windows are registered trademarks of Microsoft
Corporation.  Macintosh is a registered trademark of Apple Computer Inc.

as of May 31, 1998. To capture international sales opportunities, Arcus expects to release these CD-ROM titles utilizing Video CD technology, which will permit playback on both the CDI and MPEG platforms. Future product releases by Arcus will be dependent on the continued market acceptance of its initial product releases.

     Arcus' CD-ROM products enable viewers to enjoy full-screen, full-motion (30 frames per second) CD-ROM visual display. Arcus' product development process includes design, prototyping, programming, computer graphic design, animation, sound and video recordings and quality assurance. Arcus has and expects to continue to utilize third-party designers, artists and programmers to introduce creative and technically superior products. The success of software product development is unpredict able due to the technological complexity, inherent uncertainty in anticipating technological develop ments, the need for coordinated efforts of numerous technical personnel in such development and the difficulties in identifying and eliminating errors prior to product release.

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

     Although Arcus intends to focus on digitizing selected titles from the Company's existing film library for the foreseeable future, Arcus also intends to engage in the distribution of other adult-theme digital multimedia projects such as interactive games. The Company launched its first CD-ROM inter-active game in July of 1995, Virtual Valerie II, which has been quite successful. The revenue generated by Virtual Valerie II since its release through the fiscal year ended May 30, 1998 in excess of $1,000,000. Based on the success of its first CD-ROM inter-active game offering, Arcus is continuing to look for other opportunities in this arena. Arcus' ability to successfully market these products will depend on continued market acceptance of its initial products and the availability of independently produced adult CD-ROM interactive games.

     During 1998, the Company created the "Amazing Interactive Digizine", a magazine style format on a CD-Rom. The Digizine features film clips and photos of new release adult films, video centerfolds, fiction and product reviews. Agreements have been put in place to release future issues of the Digizine through established mass media distribution channels. With its special packaging, it will be available at newsstands, bookstores, video stores and computer stores.

     In November, 1997, Arcus Media Group released the first adult related full featured Digital Versatile Disk ("DVD") title, "Zazel". "Zazel", an award winning movie, featuring an automated photo gallery, full motion chapter index and star biographies captured the adult entertainment audience. After completing four titles, Arcus Media Group released "Red Vibe Diaries", another first in technology advancements. Fully automated menu icons drew the attention of "Forbes" magazine and "U.S. News" for technological design advancements. With the Arcus development team leading the new revolution in home video DVD, another first in technological design breakthrough was at hand. True Perspective multiple angle was introduced on "Taboo #17" and was immediately recognized by major motion picture studios at the premier of the Las Vegas V.S.D.A. Show. True Perspective technology allows the viewer to watch the same moment in time from two distinctive angles.

     Additional features, never done before in the adult arena, were introduced into the "Director's Cut" edition with director's narration, exclusive behind the scenes footage and future DVD preview releases. The Company plans to release the DVDs with multiple language selection to enable immediate international distribution to a pre-existing European market. Metro has released 9 DVD titles as of May 30, 1998 and 36 titles are currently being developed.

     With funding planned for additional titles and incredible demand for this high quality video format, Arcus continues to push the limits of DVD technology. According to Adult Video News ("AVN") the industry's leading publication, "Metro's DVD is a breakthrough in digital video and their CD-Rom technologies are distinctive and groundbreaking. The DVD is a step ahead of the rest, and the Amazing Digizine is something to look forward to".

       The Company has no way of accurately assessing the amount of capital resources that will be required to develop future projects, or the amount and extent of financing that will be available to meet these requirements. The Company, in connection with the development of Arcus products, incurred approximately $200,000 to $250,000 of operating costs during fiscal 1998. The Company has financed, and will continue to finance, its investment in Arcus brand products through cash flow from the Company's operations.

COMPETITION
-----------

     There are several competitors of Arcus that have already released adult CD-ROM and DVD titles and interactive games, many of whom have significantly greater financial, technical and marketing resources than those of Arcus. Moreover, Arcus believes that new competitors are increasing their focus on the consumer software market which will result in greater competition for Arcus.

WWW.AMAZINGONLINE.COM
---------------------

     With the launch of amazingonline.com website and the continued demand from our members for information about purchasing our products, the launch of the world's largest adult shopping mall was inevitable. From design inception, creating a full featured, user friendly shopping interface was the first priority. Customer identification with childproof functions were incorporated into the design parameters. Other features include order tracking, previous customer billing and shipping information to simplify future purchases for the
consumer.   With all major video, novelty and lingerie manufactures' products available and new release pre-ordering capabilities, future growth of online purchasing is assured to be a substantial revenue source for years to come. The on-line mall commenced operations on July 1, 1998, and the user base has been increasing weekly.

     At amazingonline.com, there are 2 separate sections available to the public. One section is created for visitors who wish to peruse the site and the other is for those who are members who subscribe to the site for a monthly or bi-monthly fee. The members' section allows them to take full advantage of (a) live shows; (b) 10 % discount on items advertised on our Shopping Mall; (c) viewing access to exclusive star biographies; (d) an extensive photo gallery and
(e) video clips & previews and much more.

     In addition to our Shopping Mall, another area of concentration is our "People Connection". In this area of the site, developed from our Contact Magazines, members have access to browse advertisements from real people in any geographical area and contact them directly.

     Our site also allows members the opportunity to download movie clips and erotic stories, view live video and join adult chats. Due to the way amazingonline.com was created, this site offers a fully interactive online experience.

DIRECT MAIL ORDER
-----------------

     Amazing Direct was formed in March 1998, as a direct mail order company. The Company plans to build a customer data base through advertisement in adult magazines as well as purchasing or renting customer lists. Brochures are mailed on a quarterly basis to approximately 150,000 active customers. The company had one mailing during fiscal 1998. All orders are taken via phone or mail and sent to the Cranston, RI warehouse for fulfillment.

     The Company anticipates over 100% growth during fiscal 1999, as the customer database continues to expand. Amazing Direct is currently matching phone numbers and addresses from its audiotext business to target these customers on the next catalog mailing.

COMPETITION
-----------

     Competition in the mail order business is high. The Company competes with such businesses as Adam and Eve, Leisure Time and Video Age. It is the Company's belief that it can continue to penetrate this line of business by continuing to increase its database.

MAJOR CUSTOMERS
---------------

     Capital Video Corporation operates approximately 34 video and magazine retail stores in the New England and upstate New York areas and accounted for approximately 47% of Metro's net sales for the fiscal year ended May 30, 1998, 39% of Metro's net sales for the fiscal year ended May 31, 1997, and 32% of Metro's net sales for the fiscal year ended May 31, 1996. See "Certain Relationships and Related Transactions". No other customer accounted for more than 10% of Metro's net sales for the fiscal years ended May 30, 1998, 1997 and 1996.

TRADEMARKS AND TRADE NAMES
--------------------------

     Metro owns or licenses numerous trademarks and copyrights that it uses in its video and magazine businesses. Its most important trademarks are METRO/TM/, INTROPICS/TM/, CAL VISTA/TM/, MAGMA/TM/, ULTRACOLOR PUBLICATIONS/TM/, AMAZING/TM/, TOXXXIC/TM/, METRO PRIME CUTS/TM/, TABOO/TM/, ONLY THE BEST/TM/, CASTING CALL/TM/, BABES ILLUSTRATED/TM/, SOHO/TM/, ARCUS/TM/, SUPERSHOTS/TM/, RAGE/TM/ and PULSE/TM/. Airborne For Men, Ltd. has filed trademark registration applications with respect to its AIRBORNE FOR MEN/TM/ tradename and logo. The Company believes that the name recognition and image that it has developed in each of its markets significantly enhance customer response to its sales promotions. Accordingly, trademarks and copyrights are important to the Company's business and the Company intends to aggressively defend them.

     The Company acquired the trademarks HIT SENSATIONS, CELEBRITY STYLE and TEEN CELEBRITY through its acquisition of Fanzine.

     BUSINESS ACQUISITIONS AND OTHER ACTIVITIES.
     -------------------------------------------

     In August, 1997, Rocket Media Group, LLC, a wholly owned subsidiary of Metro, Inc. entered into a joint venture with Salmill Enterprises, Inc. for the purpose of magazine publishing. Under the terms of the agreement, Rocket contributed a sub-license agreement for the rights to certain titles, names and materials and Salmill contributed its publishing and circulation expertise into a newly formed entity Maxstone Media, LLC. The Company recorded its capital contributions at zero and included Maxstone Media's results from operations in the consolidated financial statements. Minority interest amounted to $18,220 at May 30, 1998.

     In March, 1998, the Company acquired an 80% interest in Amazing Direct, a Nevada Corporation by purchasing 400 shares of its outstanding stock at $2.00 per share. Amazing Direct, a mail order company, has rights to a licensing agreement to distribute certain products under the Hustler name.

     On July 31, 1998, the Company acquired 100% of the stock of Fanzine International, Inc. ("Fanzine") for a preliminary purchase price of $7,500,000 in a transaction approved of by the Company's Board of Directors. Fanzine, which began operations on August 1, 1997, publishes event driven, mainstream magazines translated into seven languages and distributed worldwide. The acquisition price consists of $4,000,000 cash, and 1,000,000 restricted shares of the Company's common stock with put option rights at $8.00 per share to be exercised by the selling shareholder's during the second year on a quarterly basis, if certain minimum earnings, as defined, are met. However, during Fanzines' first year of operations, the Company has the right to call the shares at the greater of $6.00 per share or 75% of the market price. The acquisition agreement, also, provides for a reduction in purchase price if Fanzine's results of operations do not meet certain minimum earnings.

     Management is presently obtaining an independent valuation to finalize the preliminary estimated purchase price of $7,500,000. The Company's right to redeem its shares during the first year and on the selling shareholder's right to put the shares to the Company in the second year could result in an estimated increase in purchase price ranging from $2,500,000 to $4,500,000. These adjustments to the purchase price could have a material impact on the pro-forma information, as presented below, and to the future consolidated results.

     The acquisition will be accounted for as a purchase. The excess of the purchase price over the fair market values of net assets acquired, which include, among others, licences, trademarks, and distribution rights, will be allocated principally to goodwill and amortized over fifteen years.

     The cash portion of $4,000,000 is being financed by a long-term convertible debenture. Management anticipates financing the contingent consideration, if any, to be paid in the near future through Fanzine's cash flow resulting from profitable operations.

     As the acquired company (Fanzine) financial statements only include eleven months of operations from inception through June 30, 1998, the following selected unaudited pro-forma information is being provided to present a summary of the continued results of the Company and Fanzine as if the acquisition had occurred on August 1, 1997:

Pro-Forma information (Unaudited)
(In thousands, except per share data)

                        YEAR ENDED MAY 30, 1998 (ONLY)
                        ------------------------------

               Net sales                                     $30,137
               Net Income                                      1,140
               Earnings Per Share:
                   Basic                                         .25
                   Diluted                                       .20

The pro forma results include amortization of the intangibles and interest expense on debt issued to finance the purchase. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the fiscal period presented, nor are they necessarily indicative of future consolidated results.

GOVERNMENT REGULATION
---------------------

     The right to distribute adult videocassettes, magazines and CD-ROM products is protected by the First and Fourteenth Amendments to the United States Constitution, which prohibit Congress or the various states from passing any law abridging the freedom of speech.

     The First and Fourteenth Amendments, however, do not protect the dissemination of obscene material, and several states and communities in which Metro's products are distributed have enacted laws regulating the distribution of obscene material with some offenses designed as misdemeanors and others as felonies, depending on numerous factors. The consequences for violating the state statutes are as varied as the number of states enacting them. Similarly, 18 U.S.C.(S)1460 - 1469 contain the federal prohibitions with respect to the dissemination of obscene material, and the potential penalties for individuals (including corporate directors, officers and employees) violating the federal obscenity laws include fines, community service, probation, forfeiture of assets and incarceration. The range of possible sentences require calculations under the Federal Sentencing Guidelines, and the amount of the fine and the length of the period of the incarceration under those guidelines are calculated based upon the retail value of the unprotected materials. Also taken into account in determining the amount of the fine, length of incarceration or other possible penalty are whether the person accepts responsibility for his or her actions, whether the person was a minimal or minor participant in the criminal activity, whether the person was an organizer, leader, manager or supervisor, whether multiple counts were involved, whether the person provided substantial assistance to the government, and whether the person has a prior criminal history. In addition federal law provides for the forfeiture of: (1) any obscene material produced, transported, mailed, shipped or received in violation of the obscenity laws; (2) any property, real or personal, constituting or traceable to gross profits or other proceeds obtained from such offense; and (3) any property, real or personal, used or intended to be used to commit or to promote the commission of such offense, if the court in its discretion so determines, taking into consideration the nature, scope and proportionality of the use of the property in the offense.

     Because the Company is engaged primarily in the wholesale distribution of its products to other wholesalers and/or retailers, the Company can regulate the communities to which it distributes its products. Management has taken steps to ensure compliance with all federal, state and local regulations regulating the content of its motion pictures and print products, by staying abreast of all legal developments in the areas in which its motion pictures and print products are distributed and by specifically avoiding distribution of its motion pictures and print products in areas where the local standards clearly or potentially prohibit these products. In addition, the Company requires that certain video material be reviewed by an independent advisory panel comprised of two psychologists, a certified sex therapist, licensed marriage and family therapist, a certified sex educator and a licensed independent clinical social worker. Their review is directed to aspects of serious scientific value as set forth in the Miller test, because that aspect of
                                             ------
the test is not limited by community standards but is concerned with whether a reasonable person would find such value in the material, taken as a whole. In light of the Company's efforts to review, regulate and restrict the distribution of its materials, management believes that the distribution of Metro's products does not violate any statutes or regulations.

     Many of the communities in the areas in which Airborne intends to offer Airborne For Men/TM/ franchises have enacted zoning ordinances restricting the retail sale of adult entertainment products. Airborne intends to open Airborne For Men/TM/ stores and to permit the opening of Airborne For Men/TM/ franchises only in locations where the retail sale of adult entertainment products is permitted.

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

EMPLOYEES.
----------

     As of May 30, 1998, the Company and its subsidiaries employed approximately 130 persons. It is projected that the company and its subsidiaries will employ approximately 150 persons by the end of fiscal 1999.

ITEM 2. PROPERTIES.
-------------------

     In June 1993, the Company relocated its principal administrative offices to an approximately 64,000 square foot office, warehouse and shipping complex located in Cranston, Rhode Island. See "Certain Relationships and Related Transactions". This facility houses Metro's administrative, editorial and operational offices; the data center, customer service, and warehouse and fulfillment facilities. Metro also leases approximately 32,000 square feet of warehouse space in Los Angeles County, California. This site also houses Metro's duplicating laboratory. Because Metro's Rhode Island warehouse facility is not yet at full productive capacity, management of the Company believes that its current facility is suitable and adequate for the foreseeable future.

     In November 1994, the Company relocated its principal executive office to a 2,500 square foot office in Cranston, Rhode Island. See "Certain Relationships and Related Transactions".

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

     There are no legal proceedings pending against the Company or its subsidiaries other than routine litigation that is incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     None

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

      The Company's Common Stock is traded in the over-the-counter market and quoted on the NASDAQ Small Cap Market. There is a limited market for the Company's Common Stock and no assurances can be given that any trading market will be sustained.

                                             COMMON STOCK*
                                        HIGH BID       LOW BID

Fiscal Year Ended May 30, 1998
------------------------------
First Quarter                            $2.0000       $1.2500
Second Quarter                           $1.5625       $1.1250
Third Quarter                            $6.9690       $1.1250
Fourth Quarter                           $5.0000       $1.8750

Fiscal Year Ended May 30, 1997
------------------------------
First Quarter                            $2.8125       $1.8750
Second Quarter                           $3.6250       $1.6250
Third Quarter                            $2.6250       $1.1250
Fourth Quarter                           $2.1250       $1.0000

Fiscal Year Ended May 30, 1996
------------------------------
First Quarter                            $7.3750       $4.7500
Second Quarter                           $4.7500       $2.7500
Third Quarter                            $3.6250       $2.0000
Fourth Quarter                           $3.4375       $2.2500

* Such market quotations reflect the high and low prices for the Company's securities as quoted by dealers without retail mark-ups and may not necessarily represent actual transactions.


     At July 31, 1998, there were in excess of 1,000 holders of record of the Company's Common Stock.

     The Company did not pay any cash dividends during its last fiscal year and the Board of Directors does not contemplate doing so in the near future. Any decision as to future payment of dividends will depend on the earnings and financial condition of the Company and such other factors as the Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

FISCAL YEAR ENDED MAY 30 , 1998
COMPARED TO FISCAL YEAR ENDED MAY 31, 1997

     The Company had revenues of $20,391,134 for fiscal year 1998 as compared to revenues of $18,355,868 for fiscal year 1997, an 11% increase. Revenues consist principally of sales of prerecorded video cassettes, magazines, novelties, CD's and DVD's. Increased revenues are primarily due to

(1) increased video sales of $1,403,000; (2) increased sales of novelties of $587,000 and; (3) increased machine income of $128,000. These increases were partially offset by a decrease in magazine revenue of $455,000 due to the elimination of unprofitable issues and a consolidation of that product line in fiscal 1997. Additionally, the Company recognized $255,595 of revenue in fiscal 1998 from its interest in Maxstone Media.

     The Company released 3 new feature films, 75 feature videos, 200 video compilations and 20 video packs in fiscal 1998, an increase of 46.8% over the prior fiscal year. The Company intends to further increase its release schedule in fiscal 1999 to 9 feature films, 138 feature videos and 240 video compilations (a 39% increase) to accommodate recent licensing agreements which the Company has entered into with New Frontier Media, Inc. and its subsidiaries, Cable Entertainment Distributors and Playboy Entertainment.

     Cost of revenues (including amortization of film costs) increased 15.3% to $13,330,798 in fiscal 1998 as compared to $11,564,466 in fiscal 1997. Cost of revenues as a percentage of revenues increased to 65.4% in 1998 as compared to 63% in fiscal 1997. The principal reason for the increase in cost of revenues is due to the increase in film amortization from $707,522 in 1997 to $1,490,440 in 1998, an increase of over 100%. This increase in film amortization was a result of the 46.8% increase in the new release schedule as well as an adjustment to the amortization schedule based on revised estimates of revenues over their expected useful lives. Cost of revenues as a percentage of revenue excluding revenues from Maxstone and film amortization costs remained constant at 59% with the prior year.

     Selling general and administrative costs decreased by $807,637 or 11.5% to $6,219,307 in 1998 as compared to $7,026,944 in 1997. As a percentage of revenues, selling, general and administrative expense were 30.5% in 1998 as compared to 38.3% in 1997. The primary reasons for the decrease in the expenses are as follows: (1) decrease in advertising by $154,000 due to more concentrated advertising; (2) decrease in artwork by 109,000; (3) decrease in bad debt expense of $154,000 as there were no unusual charge-offs in 1998; (4) decrease in repairs and maintenance by $103,000 as repair work in California was completed in 1997 and; (5) a decrease in legal of $233,000 as there was no material litigation in 1998.

     Other income (expense) increased ($156,406) to ($243,864) in 1998 as compared to ($87,458) in 1997. This increase is primarily due to a gain on settlement of litigation in 1997 of $113,000 for which there is none in 1998, and ($18,220) for the minority interest in the Maxstone joint venture in 1998.

     Net income increased $556,839 from a net loss of ($207,158) in 1997 to net income of $349,681 in 1998. As a result, the Company's earning per share increased to $.09 per share for 1998 as compared to $(.06) in 1997, notwithstanding the increase in weighted average shares outstanding as a result of debt conversion and shares issued to consultants for compensation.

FISCAL YEAR ENDED MAY 31, 1997
COMPARED TO FISCAL YEAR ENDED MAY 31, 1996

     The Company had revenues of $18,355,868 the fiscal year ended May 31, 1997, a 6% decrease over revenues of $19,526,010 for the fiscal year ended May 31, 1996. Revenues consist principally of sales of prerecorded video cassettes, magazines, novelties and CDS. Lower revenues were primarily the result of the following factors: (1) the sale of the Airborne retail stores in fiscal 1996 which accounted for approximately $600,000 in revenue vs zero in fiscal 1997;
(2) a reduction in magazine sales of approximately $610,000 due to the elimination of unprofitable issues and a consolidation of that product line; (3) a reduction in the sales of CD ROM's of approximately $723,000 which principally reflects the decrease in sales of the company's Virtual Valerie II interactive game. These reductions were partially offset by an increase of approximately $867,000 in the sale of cable and foreign film rights of some of the titles contained in the Company's film and video library.

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

     Selling, general and administrative expenses for the fiscal year ended May 31, 1997, increased $279,562 or 4.1% to $7,026,944 from $6,747,382 for the fiscal year ended May 31, 1996. As a percentage of sales, selling, general and administrative expenses were 38.3% of the revenues in 1997 as compared to 34.6% in 1996, an increase of 3.7%. The primary reason for the increase in selling, general and administrative expenses is as follows: (1) $(42,200) of reduced advertising costs due to less films and videos being released, better discounts and more concentrated advertising; (2) increased bad debt expense of $290,000 including the write-off of the sale of foreign film rights of $211,000; (3) increased equipment rental of duplicating and editing equipment of $136,800; (4) increased freight due to a greater volume of smaller shipments of $60,900; (5) increased payroll costs due to the restructuring of the Company's west coast operation of $135,000; all of which were offset partially by a $(312,500) reduction in professional fees, consisting mainly of reduced legal costs.

     Other income (expense) increased $(66,106) to $(87,158) in 1997 as compared to ($21,352) in 1996. The increase was primarily due to the following factors:
(1) a gain on settlement of litigation of $113,000 relating to the sale of foreign film rights of a portion of the titles contained in the Company's film library; (2) royalty income of $128,100 received from the Company's Airborne franchises and; 3) interest expense of $(340,900) in fiscal 1997 as compared to $(396,200) in fiscal 1996 which was lower due to the following: (a) the debt assumption of approximately $973,000 in the sale of the Company's retail Airborne stores; (b) a reduction in debt to a previous owner due to indemnification of $200,000 and lastly; (c) lower interest rates.

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

FISCAL YEAR ENDED MAY 30 , 1998
COMPARED TO FISCAL YEAR ENDED MAY 31, 1997

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position improved during fiscal 1998. Cash amounted to $184,995 at May 30, 1998 as compared to $57,724 at May 31, 1997. Cash provided by operating activities amounted to $1,814,566 in 1998 and $1,027,435 in 1997. Sources of cash during 1998 are attributed to (1) cash provided by operations of $1,814,566, (2) net proceeds of $846,500 for the issuance of Series A Convertible Preferred Stock and (3) proceeds of $500,000 on the issuance of two convertible debentures. The primary uses of cash in fiscal 1998 consisted of (1) investments in motion pictures and other films of $2,279,676 (2) payments on short term borrowings of $366,975 (3) payments on capital lease obligations of $281,554 and (4) purchases of property and equipment of $105,590.

     Working capital improved to $3,378,438 at May 30, 1998 as compared to $2,489,792 at May 31, 1997. The net increase in accounts receivable of $1,188,427 is due to increased sales in fiscal 1998. Inventory increased slightly by $42,462. Accounts payable and accrued expenses, increased by $206,500 due to increased purchasing to support the increase in sales.

     During 1998, notes payable and accrued interest totaling $714,037 were converted into 476,025 of the Company's common stock.

     On March 23, 1998, the Company entered into two 8% convertible debentures totaling $500,000. Both notes are due on March 23, 1999, in either cash or common stock, at a conversion rate of $2.25 per share. Proceeds from the debentures were used for working capital.

     During 1998, the Company entered into an Offshore Securities Subscription Agreement for convertible Preferred Shares pursuant to regulation S of the U.S. Securities Act of 1933. Under the terms of the agreement, the Company is to issue 2,175 shares of 1998 Series A Convertible Preferred Stock ("Series A Shares") at a price of $1,000 per share with a 5% cumulative dividend payable in common stock at conversion. At May 30, 1998 the Company received proceeds of $846,500, net of offering costs representing 855 shares. Proceeds from such agreement were used to fund working capital. Substantially all of the proceeds for the remaining 1320 shares were subsequently received.

     The Series A Shares are convertible at a rate of 100 shares plus accrued dividends per week at 80% of the 15 day average closing bid price. These Shares are subject to a 24 month mandatory conversion feature. Management is presently obtaining fair values of the embedded beneficial conversion feature and warrants which is expected to be reallocated out of the proceeds after May 30, 1998.
Such values will be recognized as dividends and amortized over the mandatory conversion period of two years beginning in June of 1998.

     In addition to the Series A Shares the Company issued 400,000 warrants to purchase the Company's common stock at $1.50 per share commencing April 20, 1998 exercisable over 5 years.

     Of Metro's total accounts receivable at May 30, 1998 and May 31, 1997 $2,477,041 (48.6%) and $1,711,443 (41.9%), respectively, is owed by Capital
Video Corporation ("CVC"), a chain of retail stores of which a former officer/shareholder of the Company is the sole shareholder. Because of the amount of this receivable and the concentration of business with CVC, this receivable is monitored very closely. Metro has the personal guarantee of its one shareholder. Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in the Company's financial statements.

     At May 30, 1998, the Company's film and video release schedule for fiscal 1999 included 111 new film and video titles. The completion of these movies will require approximately $3,600,000 to $4,000,000. Financing for these activities will continue to be financed through operating cash flows as well as funds borrowed under its line of credit.

     The Company funds its working capital requirements on a short-term basis through funds generated by operations and borrowings under its line of credit agreement. Pursuant to a line of credit agreement with a finance company, the Company's subsidiary, Metro, Inc. may borrow up to 75% of assigned accounts receivable less than 90 days old, up to a maximum of $1,500,000. The balance due under the line of credit bears interest at the prime rate plus 5% per annum. In addition, Metro pays the finance company a management fee equal to 3/4 of 1% of sales submitted for inclusion in the net security value of the accounts receivable, but not more than $7,500 per month. The outstanding balance under the line is secured by the accounts receivable of Metro, and the guarantees of the Company and certain officer/shareholders. As of May 30, 1998, short-term borrowings under the line of credit totaled $530,272.

Capital Expenditures:

     Capital expenditures in fiscal 1998 amounted to $105,590 as compared to $147,726 in fiscal 1997. The Company anticipates that its capital expenditures for 1999 will be approximately $100,000 to $150,000 primarily used for computer equipment, duplicating and editing equipment. The company currently has a $500,000 lease line available of which approximately $350,000 was used during 1998. The Company believes the $150,000 remaining on the lease line is sufficient for its anticipated needs.

     Management believes that funds provided by operations, existing and new line of credit, are adequate to meet the anticipated short-term and long-term capital needs. Management believes that inflation has not had a material effect on its operations.

FISCAL YEAR ENDED MAY 31 , 1997
COMPARED TO FISCAL YEAR ENDED MAY 31, 1996

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position remains sound. Cash and cash equivalents amounted to $57,724 at year-end. Cash provided by operating activities amounted to $1,027,435 in fiscal 1997, $1,326,785 in fiscal 1996, and $1,557,928 in fiscal 1995.  The Company's primary sources of cash in fiscal 1997 consisted of
(1) funds provided from operations $1,027,435 and (2) net proceeds from short-term borrowings of $391,186. The primary uses of cash in fiscal 1998 consisted of (1) investments in motion pictures and other films $1,402,883; (2) payments on capital lease obligations of $177,708; and (3) purchases of property and equipment $147,726.

     Working capital amounted to $2,489,792 in fiscal 1997 as compared to $3,332,590 in fiscal 1996. The net increase in accounts receivable of $870,852 was primarily due to the increase of sales in April and May, 1997. Inventory decreased $362,023 due to better inventory management. Accounts payable and accrued expenses increased $802,883 due to improved vendor terms from tape supplies and the inclusion of a $100,000 litigation settlement liability due November, 1997. Increased spending for film production is another factor of the increase in accounts payable.

     Of Metro's total accounts receivable at May 30, 1997 and 1996, $1,711,443 (41.9%) and $662,807, (21.0%), respectively, is owed by Capital Video Corporation ("CVC"), a chain of retail stores of which a former officer/shareholder of the Company is the sole shareholder. Because of the amount of this receivable and the concentration of business with CVC, this receivable is monitored very closely. Metro has the personal guaranty of its one shareholder. Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in the Company's financial statements.

Forward Looking Statements

     This Form 10-KSB Report contains "forward-looking statements," including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. One such factor that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements would be government actions or initiatives, such as attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials.

Year 2000 Compliance

     As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Failure to adequately address this issue could have potentially serious repercussions. The Company is in the process of working with the service providers to prepare for the year 2000. Based on information currently available, the Company does not expect that it will incur significant operating expenses or be required to incur material costs to year 2000 compliant.

 ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.
 ----------------------------------------------------

     The consolidated financial statements and supplemental data of the Company and the report of independent auditors thereon set forth at pages F-1 through F-21 herein are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURES.
        ----------------------

     None

                                   PART III
                                   --------

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
---------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------

     The Directors and Executive Officers of the Company are as follows:

Name                 Age  Position
----                 ---  --------

A. Daniel Geribo      53  Director, President and Secretary
Alan S. Casale        48  Director
Dolores Guglielmi     59  Director
Janet M. Hoey         35  Treasurer

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

     Alan S. Casale is a principal in the accounting firm of Casale, Caliri & Jeroma since 1987. Mr. Casale was formerly the principal of Cardello, Riccitelli & Casale who were the auditors of record of the Company from December 1992 to February 1993, and audited the financial statements of Metro for the years ended May 31, 1992 and May 31, 1991.

     Dolores Guglielmi has been a Registered Nurse Anesthetist for Associates in Anesthesia, Inc. a medical services provider, for more than five years.

     Janet M. Hoey was elected Treasurer of the Company in December, 1997. Ms. Hoey was employed by the accounting firm of Ernst and Young from 1985 through 1990. From 1990 through 1996 Ms. Hoey was employed as controller and financial consultant for Quantum Resources, a forensic accounting and consulting company. Prior to joining Metro, Ms. Hoey was employed by Barnstable County Supply as its controller. Ms. Hoey is a certified public accountant.

     In addition to the Directors and Executive Officers listed above, Dennis Nichols is expected to make a significant contribution to the business of the Company and its subsidiaries. Dennis Nichols has served as President and sole director of Metro Inc. since its inception in 1990. From March 1992 to November 1994, Mr. Nichols served as President, Treasurer, Secretary and director of Capital Video Corporation, which operates a chain of retail video stores in the New England and upstate New York area.

     No director or executive officer serves pursuant to any arrangement or understanding between him or her and any other person(s), other than arrangement or understandings with directors and officers acting solely in their capacity as such.

ITEM 10.  EXECUTIVE COMPENSATION.
--------------------------------

                                  ANNUAL COMPENSATION       LONG TERM COMPENSATION
                                 ---------------------   -----------------------------
                                                OTHER
NAME AND PRINCIPAL    FISCAL                    ANNUAL                       ALL OTHER
POSITION              YEAR       SALARY  BONUS  COMP.    AWARDS  PAYOUTS     COMP.
--------------------------------------------------------------------------------------
A. DANIEL GERIBO        1998     $    -      -  $30,000       -        -          -

PRESIDENT               1997     $    -      -  $15,000

KENNETH F. GUARINO      1997     $74,200      -

PRESIDENT (2)           1996     $83,798      -

(1) Mr. Geribo was elected President of the Company in November, 1996. His services are valued at $30,000 per year.

(2) Mr. Guarino was elected President of Metro effective October 31, 1995 and he resigned effective October 31, 1996.


  Aggregated Options / SAR Exercises in Last Fiscal Year and fiscal year-end
  --------------------------------------------------------------------------
                              Option / SAR Values
                              -------------------

                                                       Number of
                                                      Securities            Value of
                                                      Underlying          Unexercised
                                                      Unexercised        In-the-Money
                                                     Options/SARs at    Options/SARs at
                                                        FY-End               FY-end

Name                Shares Acquired      Value       Exercisable /       Exercisable /
                    on exercise (#)   Realized ($)   Unexercisable       Unexercisable
------------------------------------------------------------------------------------------
Kenneth Guarino                  0           -         200,000/0                 -

A. Daniel Geribo                 0           -          10,000/0                 -

     In September 1993, a disinterested majority of the Board of Directors authorized the execution of an Employment Agreement with Kenneth F. Guarino, effective as of January 1, 1993. By mutual agreement the employment agreement was terminated on December 31, 1996. In addition, the Company granted Mr. Guarino stock options to purchase up to 200,000 shares of Common Stock at a purchase price of $1.50 per share, exercisable in four annual installments of 50,000 shares commencing January 1, 1994. In January, 1997 the term of the options was extended to December 31, 2006. The requirement that the options be exercised within 30 days after termination of employment was deleted. Except as set forth above, no other executive officer received salary and bonus exceeding $100,000 in any of the last three fiscal years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------------------------------------------------------------------

     The following table sets forth certain information regarding the Company's Common Stock beneficially owned as of July 31, 1998, (I) by each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) by each of the Company's directors, and by all executive officers and directors as a group.

                                         NO. OF SHARES OF
                                           COMMON STOCK           PERCENTAGE OF
         NAME AND ADDRESS               BENEFICIALLY OWNED    BENEFICIAL OWNERSHIP (1)
Officers and Directors
----------------------

A. Daniel Geribo                                10,000  (2)                      *
788 Reservoir Avenue, Suite 300
Cranston, RI 02910

Alan S. Casale                                     620                           *
1140 Reservoir Avenue
Cranston, RI  02920

Dolores Guglielmi
27 Sherman Avenue
Lincoln, RI  02865                              24,600                           *

All Executive Officers and
 Directors as a group (4 people)                35,220                           *


Other 5% Beneficial Owners
--------------------------
Briana Investment Group, LP                  1,492,903                       24.44
c/o Helen Adderley, Esquire
Corner House
20 Parliament Street
Hamilton HM DX, Bermuda

Kenneth F. Guarino                             545,325  (3)                   8.93
50 Fort Avenue
Cranston, RI 02905

Metro Plus                                     385,000                        6.30
1060 Park Avenue
Cranston, RI 02910


* Beneficial ownership represents less than 1% of the outstanding common stock.

(1) Assumes 5,907,562 shares of Common Stock issued and outstanding at July 31, 1998 and 200,000 unexercised stock options.

(2)  Includes 10,000 unexercised stock options

(3)  Includes 200,000 unexercised stock options

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

     A. Daniel Geribo serves as the sole officer and director of, and Mr. Guarino also serves as the operations manager and is 100% owner of, Capital Video Corporation ("CVC") which operates a chain of retail video stores in the New England and upstate New York area. Capital Video Corporation accounted for $9,952,316 (47%), $7,134,774 (39%), and $6,297,550 (32%) of the net sales of
Metro, Inc. for the fiscal years ended May 30, 1998, 1997, and 1996 respectively. At May 30, 1998, $2,447,041 (47.1%) of Metro's outstanding accounts receivable were due from Capital Video Corpora tion. At May 31, 1997, $1,711,443 (41.9%) of Metro's outstanding accounts receivable were due from Capital Video Corporation, secured by a security interest in all of the inventory of Capital Video Corporation and the personal guaranty of Mr. Guarino's wife. At May 30, 1996, $662,807 (21%) of Metro's outstanding accounts receivable were due from Capital Video Corporation. The age of the accounts receivable from CVC is as follows:

                 Current   30-60 days   60-90 days  Over 90 days
                ---------  -----------  ----------  ------------
May 31, 1998     $998,408   $1,328,941    $149,692            $0
May 30, 1997     $814,473   $  612,796    $284,174            $0
May 30, 1996     $566,033   $   96,774    $      0            $0

     The significant increase in Metro's accounts receivable from Capital Video is the result of increased sales due to Capital opening new stores, and a reflection of Capital's excellent payment history with Metro. Metro has permitted CVC to return to the previous net 60 day payment terms. Manage ment of the Company has determined that, given the volume of business Capital Video has historically provided to Metro, the value of the CVC inventory (which is monitored by Metro and in which Metro retains a security interest), such aging is reasonable and in the best interests of the Company.

     Effective May 1, 1993, Metro entered into a lease with Castle Properties, L.L.C. for an approximately 50,000 square foot office, warehouse and shipping complex located in Cranston, Rhode Island. This new facility houses Metro's executive, administrative, editorial and operational offices, the data center and customer service, warehouse and fulfillment facilities. The lease is for a term of 10 years with two five-year renewal options, and provides for a fixed annual rent of $245,200 for the first five years, triple net. The annual rent for lease years 6 through 10 as well as the rent for the renewal terms, if any, shall be adjusted based on increases in the consumer price index. Approximately 7,500 square feet of the facility is sublet to Capital Video Corporation under an oral, month-to-month lease agreement for $9,000 per month for June, 1997 and $4,000 per month thereafter. Castle Properties, L.L.C. is a Rhode Island limited liability company principally owned by Mr. Guarino's wife. In fiscal 1998, the Company was granted a rent reduction of $81,733 which is being amortized over the remaining term of the lease.

     On January 13, 1996, the Company entered into a lease agreement with Centurion Financial Group, L.L.C. for approximately 5,000 square feet of office space in Cranston, Rhode Island, with a monthly rent of $5,833.33, effective June 1, 1994. The lease is for a term of 5 years, with a 5 year renewal option. Centurion Financial Group, L.L.C. is a Rhode Island limited liability company principally owned by a trust for the benefit of Mr. Guarino's children. This lease was terminated by mutual agreement of the parties during the year ended May 30, 1997.

     Effective May 8, 1997, Briana Investment Group, a British Virgin Island limited partnership acquired 730,863 shares of common stock of the Registrant from Capital Video Corporation and 742,050 shares of common stock of the Registrant from Zeon Corporation. In connection with the transaction, the Registrant entered into a Registration Rights Agreement.

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

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

(A) EXHIBITS.

     2.1 Stock Purchase Agreement dated July 31, 1998 by and among Robert Maiello, Michael Levine, Philip P. Salvatore, Bart Senior and Metro Global Media, Inc. as filed with the Commission on August 15, 1998 as Exhibit (1) on Form 8-K and incorporated herein by reference.

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

     3.5 Articles of Amendment of Articles of Incorporation of the Registrant, as filed with the Commission on August 28, 1996 as Exhibit 3.5 to the Form 10-KSB for the fiscal year ended May 30, 1996 and incorporated herein by reference.

     10.1 Stock Option Agreement dated September 9, 1993 between the Registrant and Kenneth F. Guarino, as filed with the Commission on February 3, 1994 as Exhibit 10.2 to the Annual Report on Form 10-KSB for the fiscal year ended May 30, 1993 and incorporated herein by reference.

     10.2 Lease Agreement dated September 9, 1993 between Castle Properties, L.L.C. and Metro, Inc., as filed with the Commission on February 3, 1994 as Exhibit 10.4 to the Annual Report on form 10-KSB for the fiscal year ended May 30, 1993 and incorporated herein by reference.

     10.3 Security Agreement dated September 24, 1993 between Metro, Inc. and Capital Video Corporation, as filed with the Commission on February 3, 1994 as Exhibit 10.5 to the Annual Report on Form 10-KSB for the fiscal year ended May 30, 1993 and incorporated herein by reference.

     10.4 Lease Agreement dated January 13, 1995 between Centurion Financial Group, LLC and the Registrant, as filed with the Commission on January 17, 1995 as Exhibit 10.13 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended November 30, 1994 and incorporated herein by reference.

     10.5 Form of Airborne For Men, Ltd. Franchise Agreement, filed as Exhibit
          10.15 to the Post-Effective Amendment No. 14 to the Registration Statement on Form SB-2 and incorporated herein by reference.

     10.6 Promissory note of Metro, Inc. payable to the order of Kenneth F. Guarino dated as of May 24, 1995 in the principal amount of $63,393 as filed with the Commission as Exhibit 10.13 to the Form 10-KSB for the fiscal year ended May 30, 1995 and incorporated herein by reference.

     10.7 Capital Stock Purchase Agreement dated as of November 30, 1995 by and between Airborne for Men, Ltd. and Capital Video Corporation, as filed with the Commission on December 10, 1995 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.

     10.8 Debt Conversion Agreement between Capital Video Corporation and the Registrant, as filed with the Commission on December 11, 1995 as
           Exhibit 10.2 to the Form 8-K and incorporated herein by reference.

     10.9 Capital Stock Purchase Agreement dated as of January 31, 1996 by and between Airborne for Men, Ltd. and Capital Video Corporation as filed with the Commission on May 9, 1996 as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended February 28, 1996 and incorporated herein by reference.

     10.10 Amendment to Capital Stock Purchase Agreement dated as of November 30, 1996 by and between Airborne For Men, Ltd. and Capital Video Corporation, as filed with the Commission on August 28, 1996 as
           Exhibit 10.16 to the Form 10-KSB for the fiscal year ended May 30, 1996 and incorporated herein by reference.

     10.11 Amendment Agreement dated as of December 31, 1995 between Kenneth Guarino and the Registrant, as filed with the Commission on August 28, 1996 as Exhibit 10.17 to the Form 10-KSB for the fiscal year ended May 30, 1996 and incorporated herein by reference.

     10.12 Amendment to Stock Option Agreement dated January 16, 1997 by and between Kenneth F. Guarino and the Registrant, as filed with the Commission on April 15, 1997 as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended March 1, 1997 and incorporated herein by reference.

     10.13 Indemnification Agreement dated December 3, 1996 by Kenneth F. Guarino in favor of Registrant as filed with the Commission on April 15, 1997 as Exhibit 10.2 to the Quar terly Report on Form 10-QSB for the quarter ended March 1, 1997 and incorporated herein by reference.

     10.14 Termination Agreement dated April 10, 1997 between Capital Video Corporation, Elvira Famiglietti and Metro, Inc. as filed with the Commission on April 15, 1997 as Exhibit 10.3 to the Quarterly Report on Form 10-QSB for the quarter ended March 1, 1997 and incorporated herein by reference.

     10.15 Description of Directors Compensation Arrangement, as filed with the Commission on April 15, 1997 as Exhibit 10.4 to the Quarterly Report on Form 10-QSB for the quarter ended March 1, 1997 and incorporated herein by reference.

     10.16 Registration Rights Agreement dated May 8, 1997 between Briana Investment Group, Ltd. and the Registrant, as filed with the Commission on May 8, 1997 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.

     10.17 Employment Agreement dated July 31, 1998 between Robert Maiello and Metro Global Media, Inc. as filed with the Commission on August 15, 1998 as Exhibit (2) on Form 8-K and incorporated herein by reference.

     10.18 Employment Agreement dated July 31, 1998 between Michael Levine and Metro Global Media, Inc. as filed with the Commission on August 15, 1998 as Exhibit (3) on Form 8-K and incorporated herein by reference.

     10.19 Employment Agreement dated July 31, 1998 between Philip P. Salvatore and Metro Global Media, Inc. as filed with the Commission on August 15, 1998 as Exhibit (4) on Form 8-K and incorporated herein by reference.

     10.20 Employment Agreement dated July 31, 1998 between Bart Senior and Metro Global Media, Inc. as filed with the Commission on August 15, 1998 as Exhibit (5) on Form 8-K and incorporated herein by reference.

     21    Subsidiaries of the Registrant:

               Metro, Inc.
               Metro West Studios, Inc.
               Rocket Media Group, LLC
               Airborne for Men, Ltd.

     99.1 Letter from Ellis L. Levin, Director of Ten Eyck Associates, Inc., dated March 5, 1998 as filed with the Commission on April 13, 1998 as Exhibit (1) on Form 8-KA and incorpo rated herein by reference.

     99.2 Letter from Trien Rosenberg, Rosenberg, Weinberg, Ciullo & Fazzari LLP, dated March 18, 1998 as filed with the Commission on April 13, 1998 as Exhibit (2) on Form 8-KA and incorporated herein by reference.

(B)  REPORTS ON FORM 8-K

     The company filed a Form 8-K with the Securities and Exchange commission on December 23, 1997, to report the following:

     Item 5.  Other events

              After Thomas J. Blair, former director and chief financial officer of the Company resigned, The Company learned he had pled guilty to two felonies prior to his employment with the Company. Based on the foregoing, the Commission found that Blair had been convicted of a felony within the meaning of Rule 102 (e) (2) of the Commission's Rules of Practice and on August 29, 1985 issued an order that Thomas J. Blair was forthwith permanently suspended from appearing or practicing before the Commission.

     The Registrant filed Form 8-K with the Commission on April 13, 1998 to report the following:

     Item 5.  Other Events

              Pursuant to the Company's Form 8-K filing, dated December 23, 1997, the Company engaged an independent consulting firm to investigate whether there were any irregulari ties with respect to the Company's accounting and financial reporting during Mr. Blair's tenure with the Company. To conduct this investigation, the Company retained Ten Eyck Associates, Inc. whom, on March 5, 1998 issued a report to the Company stating that the investigation did not reveal any accounting or financial reporting irregularities. Further the investigation did not detect any transactions that appear to have been other than in the ordinary course of business. Based on the results of this investigation, on March 18, 1998, the Company's independent auditors retracted their previous cautionary letter with respect to the Company's financial statements and have once again concluded that their previously issued audit reports dated July 31, 1997 and August 9, 1996 on the Company's financial statements for the years ended May 31, 1997 and May 31, 1996 may be relied upon as originally filed.

     The Registrant filed Form 8-K with the Commission on August 15, 1998 to report the following:

     Item 2.  Acquisition or Disposition of Assets

              Pursuant to a Stock Purchase Agreement, on July 31, 1998, the Registrant purchased 100% of the stock of Fanzine International, Inc. ("Fanzine) for a total purchase price of $7,500,000 consisting of $4,000,000 cash payable over a six month period from closing and 1,000,000 shares of the Company's common stock. Fanzine is a New Jersey based publishing company which produces a line of event driven, mainstream magazines translated into seven languages and distributed worldwide. The shares of the Registrant's restricted common stock were issued to Robert Maiello, Michael Levine, Philip Salvatore and Bart Senior, all of whom were the selling shareholders of Fanzine. None of these individuals were affiliates of the Company. The issuance of the restricted shares did not involve an underwriter and no discount or commission was paid in connection therewith. The acquisition will be accounted for as a purchase. The excess of the aggregate purchase price over the fair market values of net assets acquired which consisted mainly of licenses, trademarks, and publishing rights was allocated principally to good will. The final acquisition purchase price is subject to certain earn-out contingencies during the first five quarters following the closing. Also, the selling shareholders of Fanzine have the right to redeem their respective shares of the registrant at a price of $8 per share on a quarterly basis if certain minimum earning levels, as defined in the Stock Purchase Agreement are met during any four quarters of the first five quarters following the closing.

              The initial cash payable of $2,000,000 and the balance due was principally financed by long-tem convertible debentures.

                              S I G N A T U R E S

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             METRO GLOBAL MEDIA, INC.

                             By: /s/ A. Daniel Geribo
                                ---------------------------------
                                A. Daniel Geribo, President

                                Date: September 11, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                      Title                       Date
---------                                      -----                       ----

/s/ A. Daniel Geribo              President, (principal             September 11, 1998
--------------------------------  executive officer) and  Director
A. Daniel Geribo

/s/ Janet M. Hoey                 Secretary/Treasurer (principal    September 11, 1998
--------------------------------  financial and accounting
Janet M. Hoey                     officer)


/s/ Alan S. Casale                Director                          September 11, 1998
--------------------------------
Alan S. Casale

/s/ Dolores Guglielmi             Director                          September 11, 1998
--------------------------------
Dolores Guglielmi

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
FOR THE YEARS ENDED MAY 30, 1998, MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------

                         INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report                                                F-1

Consolidated Balance Sheets                                                 F-2

Consolidated Statements of Operations                                       F-3

Consolidated Statements of Shareholders' Equity                             F-4

Consolidated Statements of Cash Flows                                       F-5

Notes to Consolidated Financial Statements                                  F-8


                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Metro Global Media, Inc. and Subsidiaries
Cranston, Rhode Island

We have audited the accompanying consolidated balance sheets of Metro Global Media, Inc. and Subsidiaries as of May 30, 1998 and May 31, 1997, and the related consolidated statements of opera tions, shareholders' equity, and cash flows for each of the years in the three-year period ended May 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibil ity is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metro Global Media, Inc. and Subsidiaries as of May 30, 1998 and May 31, 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended May 30, 1998, in conformity with generally accepted accounting principles.



                              TRIEN, ROSENBERG, ROSENBERG,
                                  WEINBERG, CIULLO, & FAZZARI, LLP

Morristown, New Jersey
July 24, 1998, except for
Note 13, as to which the
date is July 31, 1998

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED MAY 30, 1998 AND MAY 31, 1997
--------------------------------------------------------------------------------

                                     Assets

                                                                          1998            1997
                                                                      -----------      -----------
Current assets
--------------
   Cash                                                               $   184,995      $    57,724
   Accounts receivable, less allowance for doubtful accounts of
      $163,030 and $22,082, respectively                                5,092,255        4,081,031
   Inventory                                                            3,726,963        3,684,501
   Recoverable income tax                                                   -              287,000
   Deferred income taxes                                                  248,500          165,650
   Prepaid expenses and other current assets                               78,751           41,460
                                                                      -----------      -----------
          Total current assets                                          9,331,464        8,317,366
          --------------------

Motion pictures and other films at cost, less accumulated
    amortization of $6,575,623 and $5,085,183, respectively             4,142,979        3,353,743

Property and equipment at cost, less accumulated depreciation and
   amortization of $1,681,138 and $1,303,939, respectively              1,479,426        1,575,199

Other assets                                                              483,472          292,235

          Total assets                                                $15,437,341      $13,538,543
          ------------                                                ===========      ===========

                     Liabilities and Shareholders' Equity
                     ------------------------------------

                                                                           1998                  1997
                                                                      --------------         ------------
Current liabilities
-------------------
   Current portion of long-term debt                                  $        -             $      137,651
   Current portion of capital lease obligations                              363,956                222,962
   Short-term borrowings                                                   1,030,272                897,247
   Accounts payable and accrued expenses                                   4,232,679              4,206,577
   Income taxes payable                                                      326,119                363,137
                                                                      --------------         --------------
     Total current liabilities                                             5,953,026              5,827,574
     -------------------------

Long-term debt, less current portion                                                               395,988
Capital lease obligations, less current portion                              351,538               361,591
Deferred income taxes                                                         59,300                35,700
                                                                      --------------         --------------
     Total liabilities                                                     6,363,864              6,620,853
     -----------------                                                --------------          -------------

Minority interest                                                             18,220                  -
                                                                      --------------
Commitments and contingencies

Shareholders' equity
--------------------
  Series A 5% cumulative convertible preferred stock, $.0001 par value, $1,000 stated value, authorized, issued and outstanding
     2,175 shares less 1.320 shares outstanding subscriptions
     receivable.                                                             857,979                  -
  Preferred stock, no par value; authorized 2,000,000 shares; issued
     and outstanding, none                                                     -                      -
  Common stock, $.0001 par value; authorized 10,000,000 shares;
      issued and outstanding, 4,245,193 and 3,558,168 shares,
      respectively                                                               424                    356
  Additional paid in capital                                               6,546,580              5,542,762
  Retained earnings                                                        1,712,774              1,374,572
                                                                      --------------          -------------
  Unearned compensation                                                    9,117,757              6,917,690
                                                                             (62,500)                  -
                                                                      --------------
     Total shareholders' equity                                            9,055,257              6,917,690
     --------------------------                                       --------------          -------------

     Total liabilities and shareholders' equity                       $   15,437,341          $  13,538,543
     ------------------------------------------                       ==============          =============

                See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 30, 1998, MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                    1998                  1997                    1996
                                                                ------------          ------------            -----------
Revenues                                                         $20,391,134          $18,355,868             $19,526,010
Cost of revenues, including amortization of motion
   pictures and other films of $1,490,440
   and $707,522, and $1,823,759, respectively                     13,330,798            11,564,466              11,939,031
                                                                ------------          ------------            ------------
                                                                   7,060,336             6,791,402               7,586,979

Selling, general and administrative expenses                       6,219,307             7,026,944               6,747,382
                                                                ------------          ------------            ------------

  Income (loss) from operations                                      841,029              (235,542)                839,597

  -----------------------------                                 ------------          ------------            ------------

Other income and expenses
-------------------------
    Interest expense                                                (348,980)             (340,864)               (396,170)
    Royalty income                                                   127,206               128,091                    -
    Gain on sale of subsidiaries                                        -                     -                    171,795
    Gain on settlement of litigation                                    -                  113,000                 196,400
    Miscellaneous (expense) income                                    (3,870)               12,315                   6,623
    Minority interest                                                (18,220)                 -                       -
                                                                ------------          ------------            ------------
                                                                    (243,864)              (87,458)                (21,352)
                                                                ------------          ------------            ------------
  Income (loss) before provision for income taxes                    597,165              (323,000)                818,245
  -----------------------------------------------
                                                                                                                   292,570
Provision (benefit) for income taxes                                 247,484              (115,842)           ------------
                                                                ------------         -------------
  Net income (loss)                                             $    349,681          $   (207,158)           $    525,675
  -----------------                                             ============          ============            ============

    Basic earnings (loss) per common share                      $        .09          $       (.06)           $        .17
    Diluted earnings (loss) per common share                             .09                  (.06)                    .17

Weighted average number of shares outstanding
    Basic                                                          3,661,994             3,503,565               3,014,437
    Diluted                                                        3,812,213             3,553,565               3,163,675

                See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                 Series A                                                 Additional
                                              Preferred Stock                  Common Stock                 Paid-in
                                       Shares                  Amt.      Shares               Amt.          Capital
                                       ----------------------------      -------------------------      --------------
Balance, May 31, 1995                                                    2,344,884         $   284        $3,376,276
Shares issued:
 as compensation for services
   rendered by consultants                                                  55,666               6           289,657
 in connection with the conversion
   of a $1,000,000 note payable                                            730,568              73         1,095,793
 in connection with the "IDC"
   settlement of litigation                                                (75,000)             (8)         (224,992)
 Upon exercise of warrants                                                 306,916              31           460,493
 Upon exercise of options                                                   45,000               5           181,871
Amortization of unearned
   compensation
Net income
                                                                         ----------     ----------      ---------------
Balance, May 31, 1996                                                    3,408,034             341         5,179,098

Shares issued:
 as compensation for services rendered
   by consultants                                                          100,000              10           243,790
 as compensation for directors and employees                                12,400               1            13,949
 Stock dividend pursuant to a private placement                             17,734               2            53,477
Upon exercise of options                                                    20,000               2            52,448
Amortization of unearned compensation
Net loss
                                                                         ----------     ----------     --------------
Balance, May 31, 1997                                                     3,558,168            206         1,374,572

Shares issued:
  as compensation for services
   rendered by consultants                                                  206,000             20           282,979
  as compensation for directors
   and employees                                                              5,000              1             6,849
  in connection with conversion of
    notes payable and accrued
    interest of $714,037                                                    476,025             47           713,990
  upon issuance of Series A Preferred
   stock (less offering cost of
   $11,500)                             2,175            2,163,500
Subscription receivable on Series A
   Preferred stock ($645,000 held in
   escrow cash)                        (1,320)          (1,317,000)
Dividends on Series A Preferred stock                       11,479
Unamortized compensation - restricted
   stock
Net income
                                        --------        ------------    ----------     ----------     --------------
Balance, May 30, 1998                        855        $    857,979    $4,254,193     $      424     $    6,546,580


                                                Retained           Unearned
                                                Earnings           Compensation         Total
                                               -----------         ------------     ----------
Balance, May 31, 1995                          $1,109,534          $  (118,750)      $4,367,294
Shares issued:
 as compensation for services
   rendered by consultants                                                              289,663
 in connection with the conversion
   of a $1,000,000 note payable                                                       1,095,866
 in connection with the "IDC"
   settlement of litigation                                                            (225,000)
 Upon exercise of warrants                                                              460,524
 Upon exercise of options                                                               181,876
Amortization of unearned
   compensation                                                         75,000           75,000
Net income                                        525,675                               525,675
                                               -----------         ------------     ----------

Balance, May 31, 1996                            1,635,209             (43,750)       6,770,898

Shares issued:
 as compensation for services rendered
   by consultants                                                                       243,800
 as compensation for directors and employees                                             13,950
 Stock dividend pursuant to a private placement    (53,479)
Upon exercise of options                                                 43,750
Amortization of unearned compensation             (207,158)                            (207,158)
Net loss
                                               -----------         ------------     ----------
Balance, May 31, 1997                            1,374,572                    0      6,917,690

Shares issued:
  as compensation for services
   rendered by consultants                                                              282,999
  as compensation for directors
   and employees                                                                          6,850
  in connection with conversion of
    notes payable and accrued
    interest of $714,037                                                                714.037
  upon issuance of Series A Preferred
   stock (less offering cost of
   $11,500)                                                                           2,163,500
Subscription receivable on Series A
   Preferred stock ($645,000 held in
   escrow cash)                                                                      (1,317,000)
Dividends on Series A Preferred stock              (11,479)
Unamortized compensation - restricted
   stock                                                                (62,500)        (62,500)
Net income                                         349,681                              349,681
                                               -----------         ------------      ----------
Balance, May 30, 1998                           $1,712,774            $ (62,500)     $9,055,257
                                               ===========         ============      ==========

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH
FOR THE YEARS ENDED MAY 30, 1998, MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                     1998                  1997                1996
                                                                  ------------         -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $    349,681         $  (207,158)        $    525,675
                                                                  ------------         -----------         ------------
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
  Depreciation and amortization                                     1,875,666            1,051,493            2,152,026
      Bad debt expense                                                177,203              331,000                 -
  Loss on abandonment of equipment                                       -                    -                  16,389

  Gain on sale of equipment                                              -                  (2,927)                -
  Gain on sale of subsidiaries                                           -                    -               (171,795)
  Gain on settlement of litigation                                       -                (113,000)           (196,400)
  Amortization of unearned compensation                                  -                  43,750              75,000
  Amortization of goodwill                                               -                    -                 12,666
  Common stock issued for consulting services                         220,499                 -                289,663
  Common stock issued for compensation                                  6,850               27,700               -
      Minority interest                                                18,220                 -                  -
   (Increase) decrease in assets:
      Accounts receivable                                          (1,188,427)          (1,201,852)           (483,777)
      Inventory                                                       (42,462)             362,023            (567,989)
      Prepaid expenses and other current assets                       (37,291)              60,733             (49,321)
      Other assets                                                     37,395              136,746            (208,912)
      Recoverable income tax                                          287,000             (287,000)               -
      Deferred income taxes                                           (82,850)             (87,150)               -
   Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                           206,500              832,683            (212,054)
      Income taxes payable                                            (37,018)              86,694             196,257
      Deferred income taxes payable                                    23,600               (6,300)            (50,643)
                                                                -------------          -----------         -----------
  Total adjustments                                                 1,464,885            1,234,593             801,110
  -----------------                                             -------------          -----------         -----------

  Net cash provided by operating activities                         1,814,566            1,027,435             1,326,785
  -----------------------------------------                     -------------          -----------           -----------

                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
INCREASE (DECREASE) IN CASH
FOR THE YEARS ENDED MAY 30, 1998, MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                         1998             1997             1996
                                                                      ----------       ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                         -              11,000             -
    Investments in motion pictures and other films                    (2,279,676)      (1,402,883)      (1,803,999)
    Purchase of property and equipment                                  (105,590)        (147,726)        (301,793)
    Cash transferred in connection with sale of
        subsidiaries                                                        -                -             (52,906)
                                                                      ----------       ----------       ----------
  Net cash used in investing activities                               (2,385,266)      (1,539,609)      (2,158,698)
  -------------------------------------                                ---------      -----------       ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of Series A
        convertible preferred stock                                      846,500             -               -
    Proceeds from issuance of common stock                                  -              26,250         642,399
    Net proceeds (payments) from line of credit                         (366,975)         391,186         506,061
    Increase in notes payable                                            500,000             -            122,447
    Principal payments on notes payable                                     -             (30,501)       (38,133)
    Principal payments on capital lease obligations                     (281,554)        (177,708)      (107,247)
                                                                    ------------      ------------     ---------
  Net cash provided by financing activities                              697,971           209,227     1,125,527
  -----------------------------------------                         ------------      ------------     ---------

Net increase (decrease) in cash                                          127,271          (302,947)      293,614

Cash, beginning of year                                                   57,724           360,671        67,057
                                                                    ------------      ------------     ---------
CASH, END OF YEAR                                                   $    184,995      $     57,724     $ 360,671
                                                                    ============      ============     =========

Supplemental disclosures of cash flow information:

    Cash paid during the year for:                                  $    278,248      $    253,517     $ 235,066
        Interest                                                    ============      ============     =========

        Income taxes                                                $     29,637      $    290,556     $ 147,478
                                                                    ============      ============     =========

                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
INCREASE (DECREASE) IN CASH
FOR THE YEARS ENDED MAY 30, 1998, MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities:

   During the year ended May 30, 1998, notes payable and accrued interest totaling $714,037 were converted into 476,025 restricted shares of the Company's common stock.

   During the year ended May 31, 1997, accounts payable with a value of $230,000 was converted into 90,000 shares of the Company's common stock.

   During the year ended May 31, 1997, under the terms of a prior year private placement, the company issued a stock dividend valued at $52,450 (17,734 shares of common stock) to such applicable stockholders.

   During the year ended May 31, 1997, the Company settled a pending litigation by agreeing to pay a fine of $200,200. Since the Company was indemnified, the related indebtedness was reduced by $200,200.

   During the year ended May 31, 1996, the Company sold three of its subsidiaries for an aggregate price of $1,076,947. As payment, the buyer assumed the Company's debt and accrued interest of $1,076,947. The subsidiaries' net assets over net liabilities (excluding cash transferred of $52,906) in connection with the sale amounted to $852,246 resulting in a gain of $171,795.

   During the year ended May 31, 1996, machinery and equipment of approximately $159,000, was returned to vendor and the related capital lease obligation for $159,252 was canceled.

   During the year ended May 31, 1996, in connection with a litigation settlement, the Company received back its common stock valued at $225,000 reflected as a reduction in stockholders' equity (see Note 3 ).

   During the year ended May 31, 1996, note payable plus accrued interest for $1,095,866 was converted into 730,568 shares of the Company's common stock for the year ended May 31, 1996.

   Capital lease obligations of $412,495, $584,554, and $150,564, were incurred during the years 1998, 1997 and 1996, respectively, when the Company entered into capitalized leases for office equipment and machinery and equipment.


                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 30, 1998, MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company produces and distributes, predominantly in the United States, motion pictures and other entertaining products (including magazines, videos and novelties) and related ancillary products to wholesalers and retailers oriented to the adult entertainment market.

Name Change and Merger

In November 1996 Metro Global Media, Inc. (the "Company") merged into an inactive subsidiary (Metro Sub, Inc.) under the laws of the state of Delaware and simultaneously changed its name back to Metro Global Media, Inc. This transaction was accounted in a manner similar to that used in pooling of interest accounting and had no effect on authorized, issued, and outstanding shares of the Company or to the financial statements presented herein.

Year-end

Beginning May 31, 1997, the Company changed its fiscal year end to a 4-4-5 week format which results in the Company's year end to be on the last Saturday in May of each year.

Principles of Consolidation

The consolidated financial statements include the accounts of Metro Global Media, Inc. ("Metro Global") and its majority-owned and controlled subsidiaries (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

Recognition of Revenues

Revenue is recognized at the time the Company sells motion pictures and other products to customers. Substantially all products returned to the Company can either be exchanged for similar products or returned by the Company to its vendors.

Fees collected from motion pictures licensed as television program material are recognized as revenue when the license period begins and the licensee is able to exercise rights under the agreement.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires the use of estimates based on management knowledge and experience. Due to their prospective nature, actual results could differ from those estimates.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 30, 1998, MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is valued at the lower of cost (first-in, first-out method) or market and consists principally of motion picture films, magazines and novelty items held for resale.

Property and Equipment

The cost of property and equipment, including leasehold improvements, is charged to operations over the estimated useful lives of the respective assets using depreciation computed by the straight-line method ranging from 5 to 10 years. Amortization of assets held under capital leases is included in depreciation expense. Maintenance and minor repairs and replacements are charged directly to operations. Major renewals and improvements are capitalized. Costs and accumulated depreciation applicable to assets sold are removed from the accounts and any gain or loss on disposal is charged or credited to income.

Motion Picture and Other Films

Motion picture films, including video cassettes, video libraries, video rights, and CD-ROMs are reflected at the lower of amortized cost or net realizable value. The cost of motion picture films is charged to operations using the individual film forecast computation method, which amortizes film costs in the same ratio as current gross revenues to anticipated total gross revenues. Estimated future revenues are periodically reviewed and, revisions may be made to amortization rates or write-downs made to the film's net realizable value as a result of significant changes in future revenue estimates. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and exploit in a manner consistent with realization of that income. More than 75% of film costs are expected to be amortized over three years commencing upon the release of the respective motion picture films.

Deferred Income Taxes

The Company follows Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years which taxes are expected to be paid or recovered.

Earnings Per Share

During the year ended May 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements the dilutive effect of certain common stock equivalents is excluded from the computation of basic earnings per share. Diluted earnings per share is calculated similarly to fully diluted earnings per share as required under APB 15. All prior period earnings per share data presented have been restated to conform to the provisions of this statement.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 30, 1998, MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic earnings per share is computed by dividing net income available to common stockholders (net income less preferred stock dividends) divided by the weighted average number of shares outstanding during the year. Diluted earnings per share is consistent with basic earnings per share while giving effect to all dilutive potential common shares that would have been outstanding if the dilutive potential common shares had been issued, while adding back to income any preferred dividend or interest expense on convertible securities.

2. ACQUISITIONS/DISPOSITIONS

Amazing Direct

In March, 1998, the Company acquired an 80% interest in Amazing Direct, a Nevada Corporation by purchasing 400 shares of its outstanding stock at $2.00 per share. Amazing Direct, a mail order company, has rights to a licensing agreement to distribute certain products under the Hustler name. For the period ended May 30, 1998, Amazing Direct incurred a loss of approximately $98,000 of which the Company absorbed approximately $19,600 attributed to the minority interest. The loss was attributed to startup expenses such as printing costs associated with mail order brochures.

Maxstone Media

In August, 1997, Rocket Media Group, LLC, a wholly owned subsidiary of Metro, Inc. entered into a joint venture with Salmill Enterprises, Inc. for the purpose of magazine publishing. Under the terms of the agreement, Rocket contributed a sub-license agreement for the rights to certain titles, names and materials and Salmill contributed its publishing and circulation expertise into a newly formed entity Maxstone Media, LLC. The Company recorded its capital contributions at zero and included Maxstone Media's results from operations in the consolidated financial statements. Minority interest amounted to $18,220 at May 30, 1998.

Arcus Media Group, Inc.

During the year ended May 31, 1995 the Company formed Arcus Media Group, Inc. ("Arcus"), a wholly owned subsidiary, to develop and distribute computer software products oriented to the adult entertainment market.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 30, 1998, MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------


In November, 1994, Arcus acquired certain assets, including equipment and key technical personnel of Innovative Data Concepts ("IDC") for 160,000 restricted shares of the Company's common stock, having a fair value of $480,000. Costs allocated to the purchase of employment contracts of $419,000 were expensed during the year ended May 31, 1995. In May, 1995, Arcus filed suit against IDC and its principals alleging fraud in connection with the transaction and requesting recission and damages. On May 31, 1996 the suit filed by Arcus against IDC and its principals was settled. As a result of the settlement, the Company received from IDC 75,000 shares of its restricted common stock valued at $225,000, of the 160,000 shares originally transferred by Arcus to IDC as part of the November 10, 1994 Asset Purchase Agreement which was reflected as a reduction in stockholders' equity. The 75,000 common shares were retired on effective May 31, 1996. As a result of the settlement of the suit the Company wrote-off its machinery and equipment by $28,600, and a gain on settlement of litigation was recognized for $196,400 in the financial statements for the year ended May 31, 1996. Effective May 31, 1997 Arcus was dissolved.

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                    1998        1997
                                                                  ----------  ----------
   Machinery and equipment                                        $1,756,828  $1,611,773
                                                                     448,129     442,661
   Furniture and fixtures                                            699,520     615,477
   Office equipment                                                               15,574
   Automobiles                                                       256,087     193,653
   Leasehold improvements                                         ----------  ----------
                                                                   3,160,564   2,879,138
   Less accumulated depreciation
    and amortization                                               1,681,138 1,303,939
                                                                  ---------- ----------

                                                                  $1,479,426  $1,575,199
                                                                  ==========  ==========

4.  MOTION PICTURES AND OTHER FILMS

Motion pictures and other films consist of the following:

                                                                    1998        1997
                                                                -----------  ----------
  Motion picture films produced and released                    $ 6,900,008  $5,551,301
  Rights acquired to release motion pictures and other films      2,153,454   1,727,654
  CD-Rom                                                            414,565     313,807
  Motion picture films in process                                 1,250,575     846,164
                                                                -----------  ----------
                                                                 10,718,602   8,438,926
  Less accumulated amortization                                   6,575,623   5,085,183
                                                                -----------  ----------
                                                                $ 4,142,979  $3,353,743
                                                                ===========  ==========


METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 30, 1998, MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------

5. LONG-TERM DEBT

During the year ended May 30, 1998 certain notes payable due to related parties with principal amount of $533,639 plus accrued interest of $180,398 were converted into 476,025 shares of the Company's common stock.

  Capital Lease Obligations

                                                                            1998      1997
                                                                         --------  --------
  The Company leases office equipment ($456,798 less
  accumulated depreciation of $210,772 at May 30, 1998
  and $404,052, less accumulated depreciation of $143,308
  at  May 31, 1997) and, machinery and equipment ($507,187
  less accumulated depreciation of $118,296 at May 30, 1998
  and $377,305, less accumulated depreciation of $53,715 at
  May 31, 1997) and, furniture and fixtures ($185,339 less
  accumulated depreciation of $94,953 at May 30, 1998 and
  $185,339, less accumulated depreciation of $68,476 at
  May 31, 1997) under noncancellable capital leases.  The
  leases, which expire at various times through 2003 bearing interest at annual rates ranging from 10.895% to 20.783%
  provide for aggregate monthly payments averaging $35,400.
  All leases are secured by the respective assets acquired.
                                                                         $715,494  $584,553
  Less current portion                                                    363,956   222,962
                                                                         --------  --------
                                                                         $351,538  $361,591
                                                                         ========  ========

Annual payments under capital lease obligations are due as follows:

Years ended                                                               Amount
-----------                                                              --------
   1999                                                                  $427,738
   2000                                                                   247,055
   2001                                                                    96,247
   2002                                                                    44,304
   2003                                                                    18,025
                                                                         --------
   Less deferred interest                                                 833,369
                                                                          117,875
                                                                         --------

                                                                         $715,494
                                                                         ========


METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 30, 1998, MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------

6. SHORT-TERM BORROWINGS

Pursuant to a line of credit agreement with a finance company, the Company's subsidiary, Metro, Inc. may borrow up to 75% of assigned accounts receivable less than 90 days old, up to a maximum of $1,500,000. The balance due under the line of credit bears interest at the prime rate plus 5% per annum. In addition, Metro pays the finance company a management fee equal to 3/4 of 1% of sales submitted for inclusion in the net security value of the accounts receivable, but not more than $7,500 per month. The outstanding balance under the line is secured by the accounts receivable of Metro, and the guarantees of the Company and certain officer/shareholders. As of May 30, 1998, short-term borrowings under the line of credit totaled $530,272.

During the year ended May 30, 1998, the Company issued two separate 12% convertible debentures totaling $500,000 due March 23, 1999. These debentures are convertible into common stock at $2.25 per share

7.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                   1998        1997       1996
                                 --------   ---------   --------
Current provision (benefit)
    Federal                       $275,000  $ (59,704)  $262,001
    State and local                 31,734     37,312     41,217
                                  --------  ---------   --------
                                   306,734    (22,392)   303,218
                                  ========  ---------   --------
Deferred provision (benefit)
    Federal                        (46,700)   (58,100)    (3,037)
    State and local                (12,550)   (35,350)    (7,611)
                                  --------  ---------   --------
                                   (59,250)   (93,450)   (10,648)
                                  --------  ---------   --------
       Total                      $247,484  $(115,842)  $292,570
       -----                      ========  =========   ========



The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

                                                       1998     1997    1996
                                                      -----    ------   -----
  Statutory federal income tax rate                    34.0%   (34.0)%    34.0
  State income taxes, net of federal benefit            3.5%     7.0 %   3.2 %
  Net change attributable to temporary differences     (2.8)%    0.0 %   (1.5)%
  Net change attributable to permanent differences      6.7%    (8.9)%     .3%
                                                      -----    ------   -----
                                                       41.4%   (35.9)%   36.0%
                                                      =====   =======   =====


Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The significant components of the Company's deferred income tax assets and liabilities as follow:

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 30, 1998, MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------

7.   INCOME TAXES (CONTINUED)

                                                  1998         1997
                                               ----------   ----------
                                                  Asset        Asset
                                               (Liability)  (Liability)
                                               ----------   ----------
  Excess depreciation                           $(197,490)   $(157,650)
  Unearned management compensation                121,950      121,950
  Allowance for doubtful account                   72,042        8,943
  Inventory capitalization                        164,158      127,844
      State net operating loss carryforward        12,300       16,700
  Other expenses                                   16,240       12,163
                                                ---------    ---------
   Net deferred assets                          $ 189,200    $ 129,950
                                                =========    =========


The Company's state net operating loss carryforward of approximately $122,000 expires in year 2005.

8.  SHAREHOLDERS' EQUITY

Series A Convertible Preferred Stock

During 1998, the Company entered into an Offshore Securities Subscription Agreement for convertible Preferred Shares pursuant to regulation S of the U.S. Securities Act of 1933. Under the terms of the agreement, the Company is to issue 2,175 shares of 1998 Series A Convertible Preferred Stock ("Series A Shares") at a price of $1,000 per share with a 5% cumulative dividend payable in common stock at conversion. At May 30, 1998 the Company received proceeds of $846,500, net of offering costs representing 855 shares. Substantially all of the proceeds for the remaining 1320 shares were subse quently received.

The Series A Shares are convertible at a rate of 100 shares plus accrued dividends per week at 80% of the 15 day average closing bid price. These Shares are subject to a 24 month mandatory conversion feature. Management is presently obtaining fair values of the embedded beneficial conversion feature and warrants which is expected to be reallocated out of the proceeds after May 30, 1998.
Such values will be recognized as dividends and amortized over the mandatory conversion period of two years beginning in June of 1998.

In addition to the Series A Shares the Company issued 400,000 warrants to purchase the Company's common stock at $1.50 per share commencing April 20, 1998 exercisable over 5 years.

Consultant Stock Compensation Plan

The Company's Consultant Stock Compensation Plan (the "Plan") allows the Company to compensate consultants and certain other persons who have provided service to the Company through the award of 500,000 shares of the Company's common stock.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 30, 1998, MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------

8.  SHAREHOLDERS' EQUITY (CONTINUED)

During the years ended May 30, 1998 the Company issued 206,000 shares of common stock valued at $282,999 of which $62,500 will be earned through May, 1999. During the year ended May 31, 1997 the Company issued 100,000 shares of common stock valued at $243,800. As of May 30, 1998, 77,000 shares are available under this plan.

Equity Incentive Plan

During the year ended May 31, 1997 the Company adopted an Equity Incentive Plan (the "Plan") which allows the Company to compensate key employees and directors who have provided service to the Company through the award of 500,000 shares of the Company's common stock, including qualified and non-qualified stock options.

During the year ended May 31, 1997 options to purchase 200,000 shares were awarded to officers and key employees under the Plan. The grants under the Plan provide for the options to vest 1/5 annually, on the anniversary date of the grant. The vested options are exercisable through March 2007 at $2.00 per share. Due to the termination of employment 100,000 shares have been returned to the plan.

During the year ended May 30, 1998, 5,000 shares of common stock valued at $6,850 were awarded under the plan. There are 395,000 shares available under this plan as of May 30, 1998.

Employee Stock Purchase Plan

During the year ended May 31, 1997 the Company adopted an Employee Stock Purchase Plan. This plan allows employees of the Company to purchase up to 600,000 shares of the Company's common stock at a 15% discount to the market price of the stock on the commencement date or closing date of the plan year, whichever is lower.

During the year ended May 30, 1998 no shares were awarded  under this plan.

Private Placement

The company sold 55,000 common shares (45,000 and 10,000 during the fiscal years ended May 31, 1995 and 1994, respectively) at a price of $6.00 per share to a limited number of investors, pursuant to a Private Placement Memorandum dated May 6, 1994. Pursuant to the offering, original participants received a stock dividend at .15 shares for each share held as of the second anniversary of the private placement valued at $52,450 which resulted in the Company issuing 17,734 additional shares in October, 1996.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 30, 1998, MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------

8.  SHAREHOLDERS' EQUITY (CONTINUED)

Debt Conversion

During the year ended May 30, 1998, the Company converted a note payable to Metro Plus Company, a company owned by a shareholder, with a principal balance plus accrued interest totaling $577,501 into 385,000 shares of common stock. Additionally, the Company converted a notes payable to a share holder with a principal balance and accrued interest totaling $136,536 into 91,025 shares of common stock.

Stock Options

Pursuant to an employment agreement, a former Executive was granted options to purchase 200,000 shares of the Company's common stock at $1.50 per share on January 1, 1993. Compensation of $300,000 was charged to operations from January 1, 1993 to January 1, 1997. As of January 1, 1997 the term to exercise the options was extended to December 31, 2006.

All options remain outstanding.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is obligated under long-term operating leases which require minimum annual rentals as follows:

                                Office and            Machinery
                                Warehouse                and
  Year          Total           Premises   Vehicles  Equipment
  ----       ----------        ----------  --------  ---------
  1999       $  691,637       $  503,086  $ 69,267   $119,284
  2000          383,973          350,121    16,176     17,676
  2001          314,351          297,425               16,926
  2002          311,405          297,425               13,980
  2003          279,289          279,289
             ----------       ----------   -------   --------
  Total      $1,980,655       $1,727,346   $85,443   $167,866
             ==========       ==========   =======   ========


The lease on the Rhode Island warehouse and office facilities (Note 10) has a renewal option for two successive additional terms of five years (through April, 2008 and April, 2013, respectively), each based on the current annual rent plus an amount based on the consumer price index one month prior to the date of renewal. The lease requires monthly rentals of $20,433. On June 1, 1997, the Company was granted a rent reduction of $81,733 which is being amortized over the remaining term of the lease.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 30, 1998, MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The three leases on the California buildings have a renewal option for one additional term of five years providing for cost of living adjustments ranging from 4% to 8% beginning on July 1, 1999 and July 1, 2001.

Rent expense under office and warehouse operating leases totaled $412,122, $364,173 and $424,813 during the years 1998, 1997 and 1996, respectively.

Uninsured Cash

The Company maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Uninsured cash and cash equivalents approximated $152,959 and $-0- at May 30, 1998 and May 31, 1997, respectively.


Other Matters

The Company is a defendant in three suits relating to matters arising in the ordinary course of business. The amount of liability, if any, from the claims cannot be estimated, but management and outside counsel is of the opinion that the outcome of the claims will not have a material impact on the Com pany's financial position. Nevertheless, due to uncertainties in the settlement process, it is at least reasonably possible that management's view and outside counsel's view of the outcome will change in the near term.

During the years 1998 and 1997, one vendor provided substantially all printing services (magazines, video boxes and promotional material) to the Company. Management of the Company believes that other suppliers could provide similar services at comparable terms.

10.  RELATED PARTY TRANSACTIONS
--------------------------------

The Company has significant tenant, borrower and customer relationships with companies owned and managed by officers/shareholders of the Company (see Notes 5, 8 and 9). Significant related party transactions for the years 1998, 1997 and 1996 are summarized below:

Capital Video Corporation ("CVC") operates approximately 34 video and magazine retail stores in the New England and New York areas and accounted for approximately 47%, 39%, and 32% of the company's sales for the years 1998, May 31, 1997 and 1996, respectively. The Company's accounts receivables include $2,477,041 and $1,711,443 due from CVC at May 30, 1998 and 1997. The Company has obtained the personal guarantee of the principal shareholder of CVC. No allowance for doubtful related party receivables and no related party bad debts expense has been recorded in the accompanying 1998, 1997 and 1996 consolidated financial statements. During the year ended May 30, 1998, the Company billed CVC $120,000 for services rendered for distribution and sales analysis costs incurred by the Company. During fiscal 1998 the Company received from CVC $84,592 in royalty income pursuant to a franchise agreement for the operation of the Airborne for Men/TM/ stores owned by CVC.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 30, 1998, MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------

10.  RELATED PARTY TRANSACTIONS (CONTINUED)

The Company leases its Rhode Island warehouse and office facilities from Castle Properties, L.L.C., an affiliate, for its Rhode Island operations. A portion of the facility rented from Castle Properties, L.L.C. is sublet to CVC on a month-to-month basis. Sublease income during the years 1998, 1997 and 1996 totaled $48,000, $49,000, and $104,000 respectively. During the year ended May 30, 1998, Castle Properties granted the Company a four month moratorium amounting to $81,733 which is being amortized over the remaining lease term. The net rent expense to Castle Properties, L.L.C. for the years ended May 30, 1998, 1997 and 1996 was $177,478, $196,200, and $141,200, respectively.

Effective January 31, 1996, Airborne for Men, Ltd. sold to Capital Video Corporation the stock of its wholly owned subsidiary A.F.M. Limited and effective November 30, 1995, Airborne for Men, Ltd. sold to CVC the stock of its wholly owned subsidiaries, Eastern Sales, Inc., a Rhode Island corporation and Aircoldco, Inc. (formerly known as Airborne East, Inc.), a Rhode Island corporation. The Company's total gain for the sale of the three Airborne stores amounted to $171,795 for the year ended May 31, 1996.

11.  ACCOUNTING FOR STOCK BASED COMPENSATION

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option transactions. Accordingly, no compensation cost has been recognized for the years May 30, 1998, May 31, 1997 and 1996 (see Notes 8 and
9).

In October, 1997, the Financial Accounting Standards Board issued Statement
(SFAS) No. 123, Accounting for Stock Based Compensation, which becomes effective for transactions entered into in fiscal years beginning after December 15, 1995. This statement permits an entity to apply the fair value based method to stock options awarded during 1995 and thereafter in order to measure the compensation cost at the grant date and recognize it over its vesting period. This statement also allows an entity to continue to measure compensation costs for these plans pursuant to APB Opinion 25. Entities electing to remain with the accounting treatment under APB Opinion 25 must make proforma disclosures in net income and earnings per share to include the effects of all awards granted in fiscal years beginning after December 31, 1994, as if the fair value based method of accounting pursuant to SFAS No. 123 had been applied.

The Company has stock option plans which reserves shares of common stock for issuance to executives, employees, and directors. The Company has adopted the disclosure only provisions of Statement of Financial Accounting No. 123, "Accounting for Stock Based Compensation". Accordingly, compensa tion expense continues to be recognized under APB Opinion 25 for such plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards during the year ended May 30, 1998 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earning (loss) per share would have been reduced to the pro forma amounts indicated below:

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 30, 1998, MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------


                                                              1998       1997
                                                              ----       ----

 Net income (loss) - as reported                            $349,681  $(207,158)
 Net income (loss) - pro forma                              $292,681  $(311,558)
 Basic earnings (loss) per share - as reported                   .09       (.06)
 Basic earnings (loss) per share - pro forma                     .08       (.09)
 Diluted earnings (loss) per share - as reported                 .09       (.06)
 Diluted earnings (loss) per share - as pro forma                .08       (.09)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during May 30, 1998: dividend yield 0.00%, expected volatility 58.08%, risk free interest rate of 7.50%, and expected lives of 10 years.

The pro forma effect of applying SFAS 123 may not representative of the effects on reported net income and earnings per share for future years since options vest over several years.

12.  FAIR VALUES OF FINANCIAL INSTRUMENTS
-----------------------------------------

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

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 30, 1998, MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------
13. SUBSEQUENT EVENT (UNAUDITED)

Acquisition - Fanzine

On July 31, 1998, the Company acquired 100% of the stock of Fanzine International, Inc. ("Fanzine") for a preliminary purchase price of $7,500,000. Fanzine, which began operations on August 1, 1997, publishes event driven, mainstream magazines translated into seven languages and distributed world wide. The acquisition price consists of $4,000,000 cash, and 1,000,000 restricted shares of the Company's common stock with put option rights at $8.00 per share to be exercised by the selling shareholder's during the second year on a quarterly basis, if certain minimum earnings, as defined, are met. However, during Fanzines' first year of operations, the Company has the right to call the shares at the greater of $6.00 per share or 75% of the market price. The acquisition agreement, also, provides for a reduction in purchase price if Fanzine's results of operations do not meet certain minimum earnings.

Management is presently obtaining an independent valuation to finalize the preliminary estimated purchase price of $7,500,000. The Company's right to redeem its shares during the first year and the selling shareholders' right to put the shares to the Company in the second year could result in an estimated increase in purchase price ranging from $2,500,000 to $4,500,000. These adjustments to the purchase price could have a material impact on the pro-forma information, as presented below, and to the future consolidated results.

The acquisition will be accounted for as a purchase. The excess of the purchase price over the fair market values of net assets acquired, which include, among others, licences, trademarks, and distribution rights, will be allocated principally to goodwill and amortized over fifteen years.

The cash portion of $4,000,000 is being financed by a long-term convertible debenture. Management anticipates financing the additional consideration to be paid in the near future, (if any), with Fanzine's cash flow resulting from profitable operations.

As the acquired company (Fanzine) financial statements only include eleven months of operations from inception through June 30, 1998, the following selected unaudited pro-forma information is being provided to present a summary of the continued results of the Company and Fanzine as if the acquisition had occurred on August 1, 1997:

Pro-Forma information (Unaudited)
 (In thousands, except per share data)

                           YEAR ENDED MAY 30, 1998 (ONLY)
                           ------------------------------
               Net sales                                     $30,137
               Net Income                                      1,140
               Earnings Per Share:
                   Basic                                         .25
                   Diluted                                       .20


METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 30, 1998, MAY 31, 1997 AND 1996
--------------------------------------------------------------------------------

13. SUBSEQUENT EVENT (UNAUDITED) (CONTINUED)

The pro forma results include amortization of the intangibles and interest expense on debt issued to finance the purchase. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the fiscal period presented, nor are they necessarily indicative of future consolidated results.

Employment Agreement

In connection with the Fanzine acquisition on July 31, 1998, each of the four selling shareholders entered into separate five year employment agreements, with an option to renew for an additional three years and with automatic annual renewals.

The employment agreements entitle each selling stockholder to receive deferred compensation amount equal to six times the Company's pre-tax net earnings (as defined) multiplied by a rate of 8.164% for the one stockholder and 13.612 for each other stockholder. The applicable pre-tax earnings are to be derived from the greater of the Company's pre-tax earnings in year of termination or the
verage   pre-tax earnings since inception of the agreement.  Fanzine's proforma unaudited applicable pre tax earnings for the eleven months ended June 30, 1998 approximated $4,665,000.