Form 10QSB
period 1998-08-29
METRO GLOBAL MEDIA INC
filed 1998-10-14
CIK 838803

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 14(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended August 29, 1998
                                ---------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

     For the transition period from _________________ to _______________________

                         Commission file number 0-21634
                                                -------

                            METRO GLOBAL MEDIA, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Delaware                                        65-0025871
-------------------------------                ---------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes [_]  No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,911,904 at September 30, 1998

PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets                                  F-1
         Statements of Income                            F-2
         Statements of Cash Flows                        F-4
         Notes to Consolidated Financial Statements      F-5 to F-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 29, 1998 VERSUS THREE MONTHS ENDED AUGUST 30, 1997.


The Company's revenues increased $2,968,847 to $7,065,068, for the three months ended August 29, 1998. This represents a 72% increase from revenues of $4,096,221 for the three months ended August 30, 1997. Revenues consist principally of sales of prerecorded videocassettes, magazines, electronic software products and related items. The increase in revenue is primarily attributable to: (1) revenue of Fanzine ( a newly acquired subsidiary) of $1,981,736, (2) revenue of Maxstone of $150,331 and (3) an increase in revenue of Metro, Inc. of $741,285. For the quarter ended August 29, 1998 Fanzine distributed 14 products, comprised of magazines, posters and calendars. Revenue is expected to greatly increase in the second quarter due to the release of Celebrity Style, a new monthly magazine. Revenues for Metro, Inc. increased $741,285 over the comparable prior period due to increased sales of videos, DVDs and novelties. For the quarter ended August 29,1998, the Company released 21 feature videocassettes, 55 video compilations, and 3 video packs as compared to 17 feature videocassettes and 36 video compilations, an increase of 49%.

Costs of revenues (including amortization of film costs) for the three month period ended August 29, 1998 increased to $4,153,050 from $2,846,207 for the corresponding period in the prior year. Costs of revenues as a percentage of revenues in the first quarter of fiscal 1998 was 59% as compared to 69.5% in the first quarter of fiscal 1997. The primary reason for this increase in the cost of revenue was the following: (1) cost of revenue associated with Fanzine of $821,920 and (2) increase in cost of revenue of Metro, Inc. of $332,505 due to the increase in sales. The improvement in the gross margin of 41% for the quarter ended August 29, 1998 as compared to a gross margin of 31% for the quarter ended August 30, 1997 is primarily attributable to the gross margin of Fanzine of 59%.

Selling, general and administrative (SG&A) expenses for the three months ended August 29, 1998, increased 24% to $1,891,774 from $1,527,257 for the three months ended August 30, 1997. Selling, general, and administrative expenses, as a percentage of revenue, improved to 27% in 1998 as compared to 37.1% in the three months ended August 30, 1997. The primary reason for the improvement in the percentage is due to Fanzine having $21,556 in selling, general and administrative expenses on revenue of $1,981,736.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 29, 1998 VERSUS THREE MONTHS ENDED AUGUST 30, 1997 (CONTINUED)


Operating income for the three month period ended August 29, 1998 was $1,020,244 as compared to operating loss of $(277,243) for the corresponding period in the prior year. Net income for the quarter ended August 29, 1998 was $577,508 as compared to a net loss of $(228,458) for the quarter ended August 30, 1997, resulting in a basic earning (loss) per share of $.10 for the quarter ended August 29, 1998 and ($.06) for the quarter ended August 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES AT AUGUST 29, 1998


Cash and cash equivalents amounted to $423,988 at quarter-end. Cash used in operating activities amounted to $195,574 for the three months ended August 29, 1998, whereas net cash of $415,842 was provided by operations for the same period in the prior fiscal year. The Company's primary sources of cash in fiscal 1998 consisted of: (1) proceeds from issuance of preferred stock of $1,317,000, (2) proceeds from notes payable of $1,200,000 and (3) proceeds from issuance of convertible debentures of $1,000,000. The primary uses of cash for the quarter ended August 29, 1998 consisted of: (1) cash used in operating activities of $195,574, (2) investments in motion pictures and other films of $856,627, (3) acquisition of Fanzine for $2,000,000 and (4) purchases of property and equipment of $179,106.

Working capital amounted to $2,447,481 in August, 1998 as compared to $3,378,438 in May, 1998. The net increase in accounts receivable of $1,782,164 was primarily due to the increase of sales for the quarter. Inventory increased $604,113 due to the increase in purchasing to support the increase in sales. Accounts payable and accrued expenses increased $464,681 due to increase purchasing and increased spending for film production.

During 1998, notes payable totaling $300,000 were converted into 250,000 of the Company's restricted common stock.

On July 1, 1998, the Company entered into an 8% convertible debenture totaling $200,000. The note is due on July 1, 1999, in either cash or common stock, at a conversion rate of $2.25 per share. Proceeds from the debenture were used for working capital.

On August 1, 1998, the Company entered into notes payable totaling $1,000,000. The notes, which bear interest at 8%, are due August 1, 1999. Proceeds from the notes were used in the acquisition of Fanzine.

On July 31, 1998, the Company entered into an 8% convertible debenture with a total offering of $7,000,000. The Company received proceeds of $1,000,000 in August, 1998 which was used in the purchase of Fanzine. The remaining $6,000,000 of the offering will be sold at the Company's option at calls of $500,000 each for a period of two years following the date of this agreement. The $1,000,000 debenture matures on July 31, 2000. Interest is payable on a quarterly basis. The holder of the debenture is entitled to convert, after 120 days of the agreement, the principal value into the Company's common stock at a discounted market price.

During 1998, the Company entered into an Offshore Securities Subscription Agreement for convertible Preferred Shares pursuant to regulation S of the U.S. Securities Act of 1933. Under the terms of the agreement, the Company is to issue 2,175 shares of 1998 Series A Convertible Preferred Stock ("Series A Shares") at a price of $1,000 per share with a 5% cumulative dividend payable in common stock at conversion. For the quarter ended August 29, 1998, the Company received proceeds of $1,317,000, net of offering costs. The Company received proceeds of $846,500 during the quarter ended May 30, 1998. Proceeds from such agreement were used to fund working capital.

The Series A Shares are convertible at a rate of 100 shares plus accrued dividends per week at 80% of the 15 day average closing bid price. These shares are subject to a 24 month mandatory conversion feature. For the quarter ended August 29, 1998, 700 shares and accrued dividends were converted into 280,059 shares of the Company's common stock.

In addition to the Series A Shares the Company issued 400,000 warrants to purchase the Company's common stock at $1.50 per share commencing April 20, 1998 exercisable over 5 years.

Of Metro's total accounts receivable at August 29, 1998, $2,280,072 (33%) as compared to $2,477,041 (49%) at May 30, 1998 is owed by Capital Video Corporation ("CVC"), a chain of retail stores of which a former officer/shareholder of the Company is the sole shareholder. Because of the amount of this receivable and the concentration of business with CVC, this receivable is monitored very closely. Metro has the personal guaranty of its one shareholder. Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in the Company's financial statements.

At August 29, 1998 the Company estimates 90 new feature films and videos which will be released during fiscal 1999. The completion of these movies will require approximately $2,500,000 to $3,000,000. Financing for these activities has been and will continue to be generated through operating cash flows as well as funds received from its line of credit.

During June, 1997, Metro, Inc. entered into a line of credit agreement with a finance company. Under the agreement, Metro, Inc. may borrow up to 75% of assigned accounts receivable less than 90 days old, up to a maximum of $1,500,000. The balance due under the line of credit bears interest at the prime rate plus 5% per annum. In addition, Metro, Inc. shall pay the finance company a collateral management or notification fee equal to 3/4 of 1% of sales submitted to the finance company for inclusion in the net security value of accounts receivable, but no more than $7,500 per month. The outstanding balance under the line is secured by accounts receivable of Metro, Inc and guaranties of the Company and certain officers/shareholders. The line of credit expires during June, 1999, but includes an option for an additional year. As of August 29, 1998, the balance on the line of credit was $548,438.

Capital Expenditures: Capital expenditures in the first quarter ended August 29, 1998 amounted to $179,106 as compared to $56,044 for the quarter ended
August 30, 1997. The Company anticipates that its capital expenditures for 1999 will be approximately $150,000 to $200,000 primarily used for computer equipment, duplicating and editing equipment. The company currently has a $150,000 remaining on a lease line available for its use which management believes is sufficient.

Management believes that funds provided by operations, existing and new line of credit, are adequate to meet the anticipated short-term and long-term capital needs. Management believes that inflation has not had a material effect on its operations.

Forward Looking Statements

     This Form 10-QSB Report contains "forward-looking statements," including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. One such factor that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements would be government actions or initiatives, such as attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials.

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

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                                         AUGUST 29,     MAY 30,
                                                                            1998           1998
                                                                        (UNAUDITED)    (AUDITED)
                                                                        -----------    ---------
Current assets
--------------
   Cash                                                                  $   423,988   $   184,995
   Accounts receivable, less allowance for doubtful accounts of
      $193,030 and $163,030, respectively                                  6,844,419     5,092,255
   Inventory                                                               4,331,076     3,726,963
   Deferred income taxes                                                     248,500       248,500
   Prepaid expenses and other current assets                                 312,016        78,751
                                                                         -----------   -----------
     Total current assets                                                 12,159,999     9,331,464



Motion pictures and other films at cost, less accumulated
    amortization of $6,944,101 and $6,575,623, respectively                4,631,128     4,142,979



Property and equipment at cost, less accumulated depreciation and
   amortization of $1,787,942 and $1,681,138, respectively                 1,967,385     1,479,426

                                                                                                 -

Goodwill, net of accumulated amortization of $35,616                       7,464,384


Other assets                                                                 207,308       483,472
                                                                         -----------    ----------

Total assets                                                             $26,430,204   $15,437,341
------------                                                             ===========   ===========



                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                      AUGUST 29       MAY 30,
                                                                                         1998          1998
                                                                                     (UNAUDITED)     (AUDITED)
                                                                                     -----------     ---------
Current liabilities
Note payable - selling shareholders                                                  $ 2,000,000     $         -
Current portion of capital lease obligations                                             346,084         363,956
Short-term borrowings                                                                  2,248,438       1,030,272
Accounts payable and accrued expenses                                                  4,397,360       4,232,679
Income taxes payable                                                                     720,636         326,119
                                                                                     -----------     -----------

     Total current liabilities                                                         9,712,518       5,953,026
     -------------------------

Convertible debentures                                                                 1,000,000
Capital lease obligations, less current portion                                          357,550         351,538
Deferred income taxes                                                                     59,300          59,300
                                                                                     -----------     -----------

     Total liabilities                                                                11,129,368       6,363,864
     -----------------                                                               -----------     -----------

Minority interest
Commitments and contingencies                                                             60,585          18,220
                                                                                     -----------     -----------

Shareholders' equity
--------------------
  Series A 5% cumulative convertible preferred stock, $.0001 par value, $1,000 stated value, authorized 2,175, issued and outstanding 1,475 and 2,175
     shares less 1,320 shares outstanding subscriptions, respectively                  1,489,722         857,979
  Preferred stock, no par value; authorized 2,000,000 shares; issued
     and outstanding, none                                                                                     -
  Common stock, $.0001 par value; authorized 10,000,000 shares; issued and
      outstanding, 5,911,904 and 4,245,193 shares, respectively                              591             424
  Additional paid in capital                                                          11,510,937       6,546,580
  Retained earnings                                                                    2,269,582       1,712,774
  Foreign exchange                                                                           669               -
                                                                                     -----------     -----------
                                                                                      15,271,501       9,117,757
  Unearned compensation                                                                  (31,250)        (62,500)
                                                                                     -----------     -----------

     Total shareholders' equity                                                       15,240,251       9,055,257
     --------------------------                                                      -----------     -----------

     Total liabilities and shareholders' equity                                      $26,430,204     $15,437,341
     ------------------------------------------                                      ===========     ===========

                See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
AUGUST 29, 1998 AND AUGUST 30, 1997 (UNAUDITED)

                                                                     1998            1997
                                                                     ----            ----
Revenues                                                          $7,065,068      $4,096,221

Costs of revenues, including amortization of motion pictures
    and other films                                                4,153,050       2,846,207
                                                                  ----------      ----------

                                                                   2,912,018       1,250,014

Selling, general and administrative expenses                       1,891,774       1,527,257
                                                                  ----------      ----------

     Income (loss) from operations                                 1,020,244        (277,243)
     -----------------------------

Other income (expense), net                                          (57,731)       (123,560)
                                                                  ----------      ----------

     Income (loss) before income taxes                               962,513        (400,803)
     ---------------------------------

Income tax expense (benefit)                                         385,005        (172,345)
                                                                  ----------      ----------

     Net income (loss)                                             $ 577,508      $ (228,458)
                                                                  ==========      ==========

Basic earnings (loss) per common share                                $ 0.10      $    (0.06)
                                                                  ==========      ==========

Weighted average number of shares outstanding                      5,911,904       3,758,168


                See notes to consolidated financial statements.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 29, 1998
AND AUGUST 30, 1997 (UNAUDITED)

                                                             1998           1997
                                                             ----           ----
Cash flows from (used by) operating activities:
  Net income (loss)                                       $   577,508      $(228,458)
                                                          -----------      ----------
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation and amortization                             475,282        303,995
    Amortization of unearned compensation                      31,250              -
    Bad debt expense                                           30,000              -
    Amortization of goodwill                                   35,616              -
    Common stock issued for consulting services               449,833              -
    Minority interest                                          42,365              -
    Foreign exchange                                              669              -
    (Increase) decrease in assets:
      Accounts receivable                                  (1,782,164)       612,958
      Inventory                                              (604,113)      (259,852)
      Prepaid expenses and other current assets              (233,265)       (87,414)
       Deferred income taxes                                        -       (172,345)
      Other assets                                            (77,753)        (2,420)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                   464,681        268,774
      Income taxes payable                                    394,517        (19,396)
                                                          -----------      ----------

     Total adjustments                                       (773,082)       644,300
     -----------------                                    -----------      ----------

     Net cash (used) provided by operating activities        (195,574)       415,842
     ------------------------------------------------     -----------      ----------

Cash flows from (used by) investing activities:
----------------------------------------------
  Investments in motion pictures and other films             (856,627)      (479,896)
  Purchase of property and equipment                         (179,106)       (56,044)
  Acquisition of Fanzine                                   (2,000,000)
                                                          -----------      ----------

     Net cash used by investing activities                 (3,035,733)      (535,940)
     -------------------------------------                -----------      ----------


                See notes to consolidated financial statements.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED AUGUST 29, 1998
AND AUGUST 30, 1997 (UNAUDITED)

                                                                         1998            1997
                                                                         ----            ----
Cash flows from (used by) financing activities:
----------------------------------------------
  Proceeds from issuance of Series A convertible preferred stock       $1,317,000      $       -
  Payments on capital leases                                              (73,600)       (55,765)
  Net proceeds from line of credit                                         18,166        221,953
  Proceeds from notes payable                                           1,200,000              -
  Proceeds from issuance of common stock                                    8,734              -
  Proceeds from issuance of convertible debenture                       1,000,000              -
                                                                       ----------      ---------

     Net cash provided by financing activities                          3,470,300        166,188
     -----------------------------------------                         ----------      ---------

     Increase in cash                                                     238,993         46,090
     ----------------

Cash, beginning of period                                                 184,995         57,724
                                                                       ----------      ---------

Cash, end of period                                                    $  423,988      $ 103,814
                                                                       ==========      =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                           $   49,111      $ 101,869
                                                                       ==========      =========

    Income taxes                                                       $        -      $  14,210
                                                                       ==========      =========


Supplemental schedule of non-cash investing and financing activities:

During the quarter ended August 28, 1998, a note payable of $300,000 was converted into 250,000 restricted shares of the Company's common stock.

During the quarter ended August 28, 1998, 700 shares of Series A preferred stock plus accrued dividends of $5,958 were converted into 280,059 shares of the Company's common stock.

Property and equipment under capital lease obligations of $61,740 were incurred for the quarter ended August 28, 1998.

On August 3, 1998, the Company acquired 100% of the outstanding stock of Fanzine International, Inc. for a preliminary purchase price of $7,500,000. The Company paid cash of $2,000,000, issued 1,000,000 shares of stock valued at $3,500,000 and issued a note payable for $2,000,000.


                See notes to consolidated financial statements.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 29, 1998 AND 1997
(UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
The consolidated financial statements include the accounts of Metro Global Media, Inc. ("Metro Global") and its wholly-owned subsidiaries (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

Financial Statements
The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The May 30, 1998 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operation, and changes in financial position for the interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending May 29, 1999.

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

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 29, 1998 AND 1996
(UNAUDITED)

2.  ACQUISITION

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

The acquisition was accounted for as a purchase. The excess of the purchase price over the fair market values of net assets acquired, which include, among others, licences, trademarks, and distribution rights, was allocated to goodwill and is being amortized over fifteen years.

The cash portion of $4,000,000 is being financed by a long-term convertible debenture. Management anticipates financing the additional consideration to be paid in the near future, (if any), with Fanzine's cash flow resulting from profitable operations.

As the consolidated financial statements of the Company only include one month of operations, the following selected unaudited pro-forma information is being provided to present a summary of the continued results of the Company and Fanzine as if the acquisition had occurred on August 1, 1997:

Pro-Forma information (Unaudited)
 (In thousands, except per share data)

               QUARTER ENDED AUGUST 31, 1997 (ONLY)
               ------------------------------------
   Net sales                                                $4,753
   Net Loss                                                    (80)
   Basic Loss Per Share                                       (.02)

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 29, 1998 AND 1996
(UNAUDITED)

3.  NOTES PAYABLE

During June, 1997, Metro, Inc. entered into a line of credit agreement with a finance company. Under the agreement, Metro, Inc. may borrow up to 75% of assigned accounts receivable less than 90 days old, up to a maximum of $1,500,000. The balance due under the line of credit bears interest at the prime rate plus 5% per annum. In addition, Metro, Inc. shall pay the finance company a collateral management or notification fee equal to 3/4 of 1% of sales submitted to the finance company for inclusion in the net security value of accounts receivable, but no more than $7,500 per month. The outstanding balance under the line is secured by accounts receivable of Metro, Inc and guaranties of the Company and certain officers/shareholders. The line of credit expires during June, 1999, but includes an option for an additional year. As of August 29, 1998, the balance on the line of credit was $548,438 .

On March 23, 1998, the Company entered into two 8% convertible debentures totaling $500,000. Both notes are due on March 23, 1999, in either cash or common stock, at a conversion rate of $2.25 per share. Proceeds from the debentures were used for working capital.

On July 1, 1998, the Company entered into an 8% convertible debenture totaling $200,000. The note is due on July 1, 1999, in either cash or common stock, at a conversion rate of $2.25 per share. Proceeds from the debenture were used for working capital.

On August 1, 1998, the Company entered into notes payable totaling $1,000,000. The notes, which bear interest at 8%, are due August 1, 1999. Proceeds from the notes were used in the acquisition of Fanzine.

4.  CONVERTIBLE DEBENTURES

On July 31, 1998, the Company entered into an 8% convertible debenture with a total offering of $7,000,000. The Company received proceeds of $1,000,000 in August, 1998 which was used in the purchase of Fanzine. The remaining $6,000,000 of the offering will be sold at the Company's option at calls of $500,000 each for a period of two years following the date of this agreement.

The $1,000,000 debenture matures on July 31, 2000. Interest is payable on a quarterly basis. The holder of the debenture is entitled to convert after 120 days of the agreement, the principal value into the Company's common stock at a discounted market price as is defined in the agreement.

5.  SERIES A CONVERTIBLE PREFERRED STOCK

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

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 29, 1998 AND 1996
(UNAUDITED)

5.  SERIES A CONVERTIBLE PREFERRED STOCK (CONTINUED)

The Series A Shares are convertible at a rate of 100 shares plus accrued dividends per week at 80% of the 15 day average closing bid price. These Shares are subject to a 24 month mandatory conversion feature. During the quarter ended August 29, 1998, 700 shares plus accrued dividends of $5,958 were converted into 280,059 shares of the Company's common stock.

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

                  None


ITEM 5.           OTHER INFORMATION
                  -----------------

                  None


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  On August 15, 1998, the Company filed Form 8-K with the Commission to report the acquisition of Fanzine International, Inc. Attached, as an exhibit, was the Fanzine International, Inc. balance sheet as of December 31, 1997 and the related statements of income, shareholders' equity and cash flows for the period of inception (August 1, 1997) to December 31, 1997 and the Independent Auditors' Report.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    METRO GLOBAL MEDIA, INC.




                                                By: /s/ Janet M. Hoey
                                                    ----------------------------
                                                    Janet M. Hoey, Treasurer