Form 10QSB
period 1998-11-28
METRO GLOBAL MEDIA INC
filed 1999-01-12
CIK 838803

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 14(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 28, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
     For the transition period from _______________ to _______________________

                        Commission file number 0-21634
                                               -------
                            METRO GLOBAL MEDIA, INC.
                   -----------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                                            65-0025871
--------------------------------                            -------------------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                           Identification No.)


                1060 PARK AVENUE, CRANSTON, RHODE ISLAND 02910
                ----------------------------------------------
                   (Address of principal executive offices)

                                 (401)942-7876
                                 -------------
                          (Issuer's telephone number)


             ____________________________________________________
(Former name, former address and former fiscal year, if changed since last year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                              -

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes ___  No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,630,687 at December 31, 1998

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
         Balance Sheets                                               F-1
         Statements of Income                                         F-2
         Statements of Cash Flows                                     F-3
         Notes to Consolidated Financial Statements            F-5 to F-8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 28, 1998 VERSUS THREE MONTHS ENDED NOVEMBER 29, 1997


The Company had revenues of $9,577,470 for the three months ended November 28, 1998 versus revenues of $4,551,635 for the three months ended November 29, 1997, an increase of $5,025,835 or 110%. Revenues are primarily derived from two segments: the sale of prerecorded videocassettes, magazines, novelties, electronic media products and related items primarily through its subsidiary Metro, Inc. (the entertainment segment) and the sale of magazines, magazine poster books and calendars through its subsidiary, Fanzine International, Inc. ("Fanzine"), (the publishing segment).

Revenues for the entertainment segment totaled $5,994,141 for the three months ended November 28, 1998, as compared to $4,551,635 for the three months ended November 29, 1997, an increase from1,442,505 or 31.7%. The increase in revenue is primarily attributable to business within three of the Company's subsidiaries: (1) increase in revenue from Metro, Inc.'s adult entertainment business lines of approximately $1,024,000; (2) revenues from Maxstone's adult magazine distribution of approximately $257,000 and; (3) revenues from Metro International's foreign adult entertainment lines of approximately $146,000. During the quarter ended November 28, 1998, the Company released 3 feature films, 53 feature videocassettes and 45 video compilations. The Company is also recognizing revenues from the sale of DVD's of which 20 titles have been released through November 28, 1998.

Revenues for Fanzine totaled $3,583,329 for the quarter ended November 28, 1998. During the current quarter Fanzine published 34 products comprised of magazines, magazine poster books and calendars. A significant portion of the product was distributed in the United States and Canada with the balance distributed in Europe, South America, the Middle East and Australia. In addition, Fanzine launched "Celebrity Style" and "Teen Celebrity" magazines during the quarter. Celebrity Style and Teen Celebrity are published monthly and are distributed in the United States, Canada and the United Kingdom.

The female teen market, which like any other market fluctuates with it's own seasonality, generally experiences declines during the selling months of September, October, and November. Although Fanzine products are mainly targeted towards the teen market, with the expansion of new titles in non teen market like Celebrity Style, Gym and Burn magazines, Fanzine hopes to soften the impact in the future. Celebrity Style is a Fashion and Entertainment magazine with a targeted female audience between the ages of 18 and 40 years old. Gym and Burn magazines, which are to be published bimonthly starting in January and February, 1999, respectively, are health, fitness and lifestyle magazines geared towards men ranging from 18 to 40 years old.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 28, 1998 VERSUS THREE MONTHS ENDED NOVEMBER 29, 1997. (CONTINUED)

Cost of revenues (including amortization of film costs) for the three month period ended November 28, 1998, increased to $6,261,005 from $2,593,446 for the corresponding period in the prior year. Costs of revenues as a percentage of revenues increased to 65% for the three months ended November 28, 1998, as compared to 57% for the three months ended November 29, 1997. The primary reason for the increase in the cost of revenue percentage is due to Fanzine, whose costs of revenue percentage was 69% due to higher costs associated with the new publications. This percentage will decrease as circulation of the new publications increases.

Selling, general and administrative (SG&A) expenses for the three months ended November 28, 1998, increased 90% to $2,719,035 from $1,430,571 for the three months ended November 29, 1997. Selling, general and administrative expenses, as a percentage of revenue, improved to 28% in 1998 as compared to 31% for the three months ended November 29, 1997. The primary reason for the improvement in the percentage is due to Fanzine having $470,902 in selling, general and administrative expenses on revenue of $3,583,329.

Operating income for the three month period ended November 28, 1998 was $597,430 as compared to operating income of $527,618 for the corresponding period in the prior year. Net income for the quarter ended November 28, 1998, was $236,424 as compared to $272,308 for the quarter ended November 29, 1997, resulting in a basic earning per share of $.04 for the quarter ended November 28, 1998 and $.08 for the quarter ended November 29, 1997.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 28, 1998 VERSUS SIX MONTHS ENDED NOVEMBER 29, 1997.

Revenues increased 92% or $7,994,682 to $16,642,538 for the six months ended November 28,1998, as compared to $8,647,856 for the six months ended November 29, 1997. Revenues totaled $11,077,473 for the entertainment segment and $5,565,65 for the publishing segment for the six months ended November 28, 1998, as compared to revenues of $8,647,856 for the entertainment segment and no revenue for the publishing segment for the six months ended November 29, 1997. Revenues increased in the entertainment segment due to an increase in film, videocassette, video compilation, and DVD releases of 35% over the corresponding prior period, revenues of Maxstone of approximately $407,000 and revenues of Metro International of approximately $234,000. Overall, the Company's gross profit percentage remained constant at 37%. The gross profit percent for the entertainment segment decreased slightly to 35% while the gross profit percent for Fanzine was 40%.

Selling, general and administrative expenses for the six months ended November 28, 1998 increased 56% or $1,652,981 to $4,610,809 from $2,957,828 for the six months ended November 29, 1997. Selling, general and administrative expenses as a percentage of revenues improved to 28% for the six months ended November 28, 1998, as compared to 34% for the six months ended November 29, 1997, due to Fanzine having a low percentage as is discussed above.

Net income for the six months ended November 28, 1998 increased to $813,932 from $43,850 in the prior year's corresponding period.

LIQUIDITY AND CAPITAL RESOURCES AT NOVEMBER 28, 1998

Cash and cash equivalents amounted to $943,807 at quarter-end. Cash provided by operating activities amounted to $735,466 for the six month ended November 28, 1998 and $1,577,813 for the same period in the prior fiscal year. The Company's primary sources of cash in fiscal 1998 consisted of: (1) proceeds from issuance of preferred stock of $1,317,000, (2) proceeds from notes payable of $1,700,000 and (3) proceeds from issuance of convertible debentures of $1,000,000, and (4) proceeds from the exercise of warrants of $600,000. The primary uses of cash for the six months ended November 28, 1998 consisted of: (1) investments in motion pictures and other films of $1,594,884, (2) acquisition of Fanzine for $2,000,000, (3) purchases of property and equipment of $236,374, and (4) purchase of treasury stock of $507,500.

Working capital amounted to $2,653,034 in November, 1998 as compared to $3,378,438 in May, 1998. The net increase in accounts receivable of $2,952,635 was primarily due to the increase of sales for the period and the inclusion of approximately $2,042,000 of receivables of Fanzine of which there was zero at May 31, 1998. Inventory increased $1,036,367 due to the increase in purchasing to support the increase in sales as well as inventory held by Metro International totaling approximately $130,500. Accounts payable and accrued expenses increased $1,772,098 due to increase purchasing, increased spending for film production and the inclusion of payables of Fanzine. Additionally, notes payable and short-term borrowings increased approximately $3,600,000 due to the acquisition of Fanzine.

During 1998, notes payable totaling $300,000 were converted into 250,000 of the Company's restricted common stock.

On July 1, 1998, the Company entered into an 8% convertible debenture totaling $200,000. The note is due on July 1, 1999, in either cash or common stock, at a conversion rate of $2.25 per share. Proceeds from the debenture were used for working capital.

On August 1, 1998, the Company entered into notes payable totaling $400,000.
The notes, which bear interest at 8%, are due August 1, 1999. Proceeds from the notes were used in the acquisition of Fanzine.

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

In April 1998, the Company entered into an Offshore Securities Subscription Agreement for convertible Preferred Shares pursuant to regulation S of the U.S. Securities Act of 1933. Under the terms of the agreement, the Company issued 2,175 shares of 1998 Series A Convertible Preferred Stock ("Series A Shares") at a price of $1,000 per share with a 5% cumulative dividend payable in common stock at conversion. For the six months ended November 28, 1998, the Company received proceeds of $1,317,000, net of offering costs. The Company received proceeds of $846,500 during the quarter ended May 30, 1998. Proceeds from such agreement were used to fund working capital.

The Series A Shares are convertible at a rate of 100 shares plus accrued dividends per week at 80% of the 15 day average closing bid price. These shares are subject to a 24 month mandatory conversion feature. For the six months ended November 28, 1998, 1,400 shares and accrued dividends were converted into 610,481 shares of the Company's common stock.

In addition to the Series A Shares the Company issued 400,000 warrants to purchase the Company's common stock at $1.50 per share commencing April 20, 1998 exercisable over 5 years. During the six months ended November 28, 1998, the Company received $600,000 in proceeds for the exercise of the warrants.

On October 28, 1998, the Company entered into a note payable for $1,100,000.
The note, which bears no interest, is due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan, the Company issued the lender 150,000 restricted shares of the Company's common stock. The Company used $507,500 of the proceeds to repurchase 169,167 of its outstanding common stock.

Of Metro's total accounts receivable at November 28, 1998, $2,306,716 (30%) as compared to $2,477,041 (49%) at May 30, 1998 is owed by Capital Video Corporation ("CVC"), a chain of retail stores of which a former officer/shareholder of the Company is the sole shareholder. Because of the amount of this receivable and the concentration of business with CVC, this receivable is monitored very closely. Metro has the personal guaranty of its one shareholder. Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in the Company's financial statements.

At November 28, 1998 the Company estimates 60 new feature films and videos which will be released during fiscal 1999. The completion of these movies will require approximately $1,500,000 to $2,000,000. Financing for these activities has been and will continue to be generated through operating cash flows as well as funds received from its line of credit.

During June, 1997, Metro, Inc. entered into a line of credit agreement with a finance company. Under the agreement, Metro, Inc. may borrow up to 75% of assigned accounts receivable less than 90 days old, up to a maximum of $1,000,000. The balance due under the line of credit bears interest at the prime rate plus 5% per annum. In addition, Metro, Inc. shall pay the finance company a collateral management or notification fee equal to 3/4 of 1% of sales submitted to the finance company for inclusion in the net security value of accounts receivable, but no more than $7,500 per month. The outstanding balance under the line is secured by accounts receivable of Metro, Inc and guaranties of the Company and certain officers/shareholders. The line of credit expires during June, 1999, but includes an option for an additional year. As of November 28, 1998, the balance on the line of credit was $778,703.

Capital Expenditures: Capital expenditures for the six months ended November 28, 1998 amounted to $236,374 as compared to $44,182 for the six months ended November 29, 1997. The Company anticipates that its capital expenditures for 1999 will be approximately $700,000 to $1,000,000 primarily used for computer equipment, a new convention booth, and interactive media center units. The Company is currently negotiating a $1,000,000 lease line for its use which management believes will be sufficient.

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

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                    Assets

                                                                           November 28,          May 30,
                                                                               1998                1998
                                                                           (Unaudited)          (Audited)
                                                                            ---------            -------
Current assets
--------------
   Cash                                                                    $   943,807          $   184,995
   Accounts receivable, less allowance for doubtful accounts of
     $223,030 and $163,030, respectively                                     7,984,890            5,092,255
   Inventory                                                                 4,763,330            3,726,963
   Deferred income taxes                                                       248,500              248,500
   Prepaid expenses and other current assets                                   419,346               78,751
                                                                           -----------          -----------

     Total current assets                                                   14,359,873            9,331,464
     --------------------



Motion pictures and other films at cost, less accumulated
   amortization of $7,495,426 and $6,575,623, respectively                   4,818,060            4,142,979


Property and equipment at cost, less accumulated depreciation and
   amortization of $1,905,602 and $1,681,138, respectively                   1,906,993            1,479,426


Goodwill, net of accumulated amortization of $160,276                        7,339,724                    -


Other assets                                                                   273,452              483,472
                                                                           -----------          -----------

          Total assets                                                     $28,698,102          $15,437,341
          ------------                                                     ===========          ===========

                      Liabilities and Shareholders' Equity
                      ------------------------------------

                                                                                November 28,        May 30,
                                                                                    1998             1998
                                                                                (Unaudited)        (Audited)
                                                                                -----------        --------
Current liabilities
-------------------
   Note payable - selling shareholders                                          $ 1,666,667        $         -
   Current portion of capital lease obligations                                     344,440            363,956
   Short-term borrowings                                                          2,978,703          1,030,272
   Accounts payable and accrued expenses                                          5,741,440          4,232,679
   Income taxes payable                                                             975,589            326,119
                                                                                -----------        -----------

     Total current liabilities                                                   11,706,839          5,953,026
     -------------------------

Convertible debentures                                                            1,000,000                  -
Capital lease obligations, less current portion                                     254,066            351,538
Deferred income taxes                                                                59,300             59,300
                                                                                -----------        -----------

     Total liabilities                                                           13,020,205          6,363,864
     -----------------                                                          -----------        -----------
Minority interest
Commitments and contingencies                                                        52,149             18,220
                                                                                -----------        -----------
Shareholders' equity
--------------------
  Series A 5% cumulative convertible preferred stock, $.0001 par value, $1,000 stated value, authorized 2,175, issued and out-
     standing 775 and 2,175 shares less 1,320 shares outstanding
     subscriptions, respectively                                                    824,688            857,979
  Preferred stock, no par value; authorized 2,000,000 shares; issued
     and outstanding, none                                                                -                  -
  Common stock, $.0001 par value; authorized 10,000,000 shares;
      issued and outstanding, 6,649,854 and 4,245,193 shares,                           665                424
      respectively                                                               12,837,773          6,546,580
  Additional paid in capital                                                      2,468,565          1,712,774
  Retained earnings                                                                   1,557                  -
                                                                                -----------        -----------
  Foreign exchange                                                               16,133,248          9,117,757
  Unearned compensation                                                                   -            (62,500)
  Less cost of Treasury Stock (169,167 common shares)                              (507,500)                 -
                                                                                -----------        -----------
     Total shareholders' equity                                                  15,625,748          9,055,257
     --------------------------                                                 -----------        -----------

     Total liabilities and shareholders' equity                                 $28,698,102        $15,437,341
     ------------------------------------------                                 ===========        ===========

                See notes to consolidated financial statements

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                              Three              Six         Three              Six
                                              months            months       months            months
                                               ended            ended        ended             ended
                                              November         November     November          November
                                              28, 1998         28, 1998     29, 1997           29, 1997
                                            (Unaudited)      (Unaudited)   (Unaudited)       (Unaudited)
                                            -----------     ------------   -----------       -----------
Revenues                                     $9,577,470      $16,642,538    $4,551,635        $8,647,856

Costs of revenues, including
   amortization of motion pictures
   and other films                            6,261,005       10,414,055     2,593,446         5,439,653
                                            -----------     ------------   -----------       -----------

                                              3,316,465        6,228,483     1,958,189         3,208,203

Selling, general and administrative
  expenses                                    2,719,035        4,610,809     1,430,571         2,957,828
                                            -----------     ------------   -----------       -----------

              Income from operations            597,430        1,617,674       527,618           250,375
              ----------------------

Other income (expense), net                     (96,541)        (154,272)      (68,345)         (191,905)
                                            -----------     ------------   -----------       -----------

              Income before income
              --------------------
                  taxes                         500,889        1,463,402       459,273            58,470
                  -----

Income tax expense                              264,465          649,470       186,965            14,620
                                            -----------     ------------   -----------       -----------

              Net income                     $  236,424      $   813,932    $  272,308        $   43,850
              ----------                    ===========     ============   ===========       ===========


Basic earnings per common share              $     0.04      $      0.15    $     0.08        $     0.02

Weighted average number of
    shares outstanding                        6,194,763        5,599,416     3,558,168         3,558,168

                See notes to consolidated financial statements.

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             November 28,          November 29,
                                                                                1998                  1997
                                                                             (Unaudited)           (Unaudited)
                                                                              ---------             ---------
Cash flows from (used by) operating activities:
----------------------------------------------
  Net income                                                                $    813,932           $     43,850
  Adjustments to reconcile net income to net cash                           ------------           ------------
    provided (used) by operating activities:
    Depreciation and amortization                                              1,144,267                854,760
    Amortization of deferred rent                                                 (7,005)                (7,005)
    Amortization of unearned compensation                                         62,500                      -
    Bad debt expense                                                              60,000                      -
    Amortization of goodwill                                                     160,276                      -
    Common stock issued for consulting services                                  499,716                      -
    Minority interest                                                             52,149                      -
    Foreign exchange                                                               1,557                      -

    (Increase) decrease in assets:
       Accounts receivable                                                    (2,952,635)             1,133,812
       Inventory                                                              (1,036,367)              (429,045)
       Prepaid expenses and other current assets                                (340,595)               (47,945)
       Other assets                                                             (143,897)               156,972

    Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                                   1,772,098                (23,321)
       Income taxes payable                                                      649,470                (60,415)
                                                                            ------------           ------------

          Total adjustments                                                      (78,466)             1,577,813
          -----------------                                                 ------------           ------------

          Net cash provided by operating activities                              735,466              1,621,663
          -----------------------------------------                         ------------           ------------

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                         November 28,        November 29,
                                                                            1998                 1997
                                                                         (Unaudited)         (Unaudited)
                                                                         ----------          -----------
Cash flows used by investing activities:
---------------------------------------
   Investments in motion pictures and other films                        $(1,594,884)        $(1,053,631)
   Purchase of property and equipment                                       (236,374)            (44,182)
   Acquisition of Fanzine                                                 (2,000,000)                  -
   Purchase of treasury stock                                               (507,500)                  -
                                                                         -----------         -----------

     Net cash  used by investing activities                               (4,338,759)        (1,097,813)
     --------------------------------------                              -----------         -----------


Cash flows from (used by) financing activities:
----------------------------------------------
   Proceeds from issuance of Series A Convertible preferred stock          1,317,000                  -
   Payments on capital leases                                               (178,728)          (111,140)
   Net proceeds from line of credit                                          248,431           (456,429)
   Proceeds from notes payable                                             1,700,000                  -
   Proceeds from issuance of common stock                                      8,734                  -
   Proceeds from exercise of warrants                                        600,000                  -
   Proceeds from issuance of convertible debentures                        1,000,000                  -
   Payments on note payable - selling shareholders                          (333,333)                 -
                                                                         -----------         ----------

     Net cash from (used by) financing activities                          4,362,104           (567,569)
     --------------------------------------------                        -----------         ----------

     Increase (decrease) in cash                                             758,812            (43,719)
     ---------------------------

Cash, beginning of period                                                    184,995             57,724
                                                                         -----------         ----------

Cash, end of period                                                      $   943,807         $   14,005
                                                                         ===========         ==========

                See notes to consolidated financial statements.

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                          Six months ended
                                                      November 28,  November 29
                                                         1998          1997
                                                         ----          ----
Supplemental disclosures of cash flow information:
-------------------------------------------------

  Cash paid during the period for:

    Interest                                           $147,002      $174,687
                                                       ========      ========
    Income taxes
                                                       $      -      $ 74,849
                                                       ========      ========

Supplemental schedule of non-cash investing and financing activities:
--------------------------------------------------------------------

During the six months ended November 28, 1998, a note payable of $300,000 was converted into 250,000 restricted shares of the Company's common stock.

During the six months ended November 28, 1998, 1,400 shares of Series A preferred stock plus accrued dividends of $19,934 were converted into 610,481 shares of the Company's common stock.

Property and equipment under capital lease obligations of $61,740 were incurred for the six months ended November 28, 1998.

On July 31, 1998, the Company acquired 100% of the outstanding stock of Fanzine International, Inc for a preliminary purchase price of $7,500,000. The Company paid cash of $2,000,000, issued 1,000,000 shares of stock valued at $3,500,000 and issued a note payable for $2,000,000.

During the quarter ended November 29, 1997, a wholly-owned subsidiary of the Company contributed rights to certain magazine titles and other materials (recorded at zero cost basis in these financial statements) in exchange for 50% interest into a newly formed joint venture.

                See notes to consolidated financial statements.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 28, 1998 AND NOVEMBER 29, 1997
(UNAUDITED)


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

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 28, 1998 AND NOVEMBER 29, 1997
(UNAUDITED)


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

The cash portion of $4,000,000 is being financed by a long-term convertible debenture and other short-term borrowings. Management anticipates financing the additional consideration to be paid in the near future, (if any), with Fanzine's cash flow resulting from profitable operations.

As the consolidated financial statements of the Company only include four months of operations, the following selected unaudited pro-forma information is being provided to present a summary of the continued results of the Company and Fanzine as if the acquisition had occurred on August 1, 1997:

Pro-Forma information (Unaudited)
 (In thousands, except per share data)

                 THREE MONTHS ENDED NOVEMBER 29, 1997 (ONLY)
                 -------------------------------------------
                 Revenues                             $6,521
                 Net Income                              657
                 Basic Earnings per Common Share         .14

                  FOUR MONTHS ENDED NOVEMBER 29, 1997 (ONLY)
                  ------------------------------------------
                  Revenues                           $11,274
                  Net Income                             484
                  Basic Earnings per Common Share        .11

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 28, 1998 AND NOVEMBER 29, 1997
(UNAUDITED)

3.   NOTES PAYABLE

During June, 1997, Metro, Inc. entered into a line of credit agreement with a finance company. Under the agreement, Metro, Inc. may borrow up to 75% of assigned accounts receivable less than 90 days old, up to a maximum of $1,000,000. The balance due under the line of credit bears interest at the prime rate plus 5% per annum. In addition, Metro, Inc. shall pay the finance company a collateral management or notification fee equal to 3/4 of 1% of sales submitted to the finance company for inclusion in the net security value of accounts receivable, but no more than $7,500 per month. The outstanding balance under the line is secured by accounts receivable of Metro, Inc and guaranties of the Company and certain officers/shareholders. The line of credit expires during June, 1999, but includes an option for an additional year. As of November 28, 1998, the balance on the line of credit was $778,703.

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

On August 1, 1998, the Company entered into notes payable totaling $400,000.
The notes, which bear interest at 8%, are due August 1, 1999. Proceeds from the notes were used in the acquisition of Fanzine.

On October 28, 1998, the Company entered into a note payable for $1,100,000.
The note, which bears no interest, is due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan, the Company issued the lender 150,000 restricted shares of the Company's common stock. The Company used $507,500 of the proceeds to repurchase 169,167 of its outstanding common stock.


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

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 28, 1998 AND NOVEMBER 29, 1997
(UNAUDITED)

5.   SERIES A CONVERTIBLE PREFERRED STOCK

During 1998, the Company entered into an Offshore Securities Subscription Agreement for convertible Preferred Shares pursuant to regulation S of the U.S. Securities Act of 1933. Under the terms of the agreement, the Company issued 2,175 shares of 1998 Series A Convertible Preferred Stock ("Series A Shares") at a price of $1,000 per share with a 5% cumulative dividend payable in common stock at conversion.

The Series A Shares are convertible at a rate of 100 shares plus accrued dividends per week at 80% of the 15 day average closing bid price. These Shares are subject to a 24 month mandatory conversion feature. During the six months ended November 28, 1998, 1,400 shares plus accrued dividends of $19,934 were converted into 610,481 shares of the Company's common stock.

In addition to the Series A Shares the Company issued 400,000 warrants to purchase the Company's common stock at $1.50 per share commencing April 20, 1998 exercisable over 5 years. The warrants were exercised in October, 1998.

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

          None

ITEM 5.   OTHER INFORMATION
          -----------------

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits

               None

          (b)  Reports of Form 8-K/A

               On October 16, 1998, the Company filed Form 8-K/A with the Commission to amend the Form 8-K filed with the Commission on August 15, 1998, to report the acquisition of Fanzine International, Inc. Form 8K/A reported the proforma Balance Sheet and Statement of Income which gave effect to the acquisition of Fanzine International, Inc.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

                                        METRO GLOBAL MEDIA, INC.


                                   By:______________________________
                                      Janet Hoey, Treasurer
                                       (duly authorized, principal financial
                                        and chief accounting officer)