Form 10QSB
period 1999-02-27
METRO GLOBAL MEDIA INC
filed 1999-04-19
CIK 838803

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 27, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from ____________________ to ____________________

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
Yes ___  No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   7,178,635        March 31, 1999

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


Item 2.  Management's Discussion and Analysis or Plan of Operation


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 27, 1999 VERSUS THREE MONTHS ENDED FEBRUARY 28, 1998

The Company had revenues of $10,932,367 for the three months ended February 27, 1999 versus revenues of $5,734,859 for the three months ended February 28, 1998, an increase of $5,197,508 or 91%. Revenues are primarily derived from two segments: the sale of prerecorded videocassettes, magazines, novelties, electronic media products and related items primarily through its subsidiary Metro, Inc. (the entertainment segment) and the sale of magazines, magazine poster books and calendars through its subsidiary, Fanzine International, Inc. ("Fanzine"), (the publishing segment).

Revenues for the entertainment segment totaled $6,025,835 for the three months ended February 27, 1999, as compared to $5,734,859 for the three months ended February 28, 1998, an increase of $290,976 or 5.1%. The increase in revenue is primarily attributable to revenues from Metro International's foreign adult entertainment lines of approximately $248,000. During the quarter ended February 28, 1999, the Company released 3 feature films, 29 feature videocassettes, 50 video compilations and 18 DVDs. The Company is recognizing increased revenues from the sale of DVD's. The Company plans on releasing 15 to 20 DVD titles per month commencing in May, 1999 in preparation for the new interactive media centers that will be shipped to stores in late May to early June 1999. The Company expects that the media centers will have a significant impact on future revenues and profits as the company continues to release high quality DVD's in both the domestic and international markets.

Revenues for Fanzine totaled $4,906,532 for the quarter ended February 28, 1999. During the current quarter Fanzine published 48 products comprised of magazines, magazine poster books and "How-to" digest guides. A significant portion was distributed in the United States and Canada with the balance distributed in Europe, South America and Australia. During the current quarter, Fanzine successfully launched "Gym" and "Burn" magazines. Gym and Burn are currently being published on an alternating bi-monthly basis and are health, fitness and lifestyle magazines targeted toward the male audience ranging from 18 to 40 years old. Fanzine also published three "how to" digest guides, two dealing with nutrition and one with gardening. Fanzine expect to publish several "how to" digest guides throughout the year. Celebrity Style and Teen Celebrity news stand sales continue to build and advertising contracts spanning several issues are currently being negotiated.

In the next quarter, Fanzine will launch "Celebrity Style 101 Hairstyles" at a special introductory promotional cover price of $1.99 which is currently one to two dollars less than its news stand competition. 101 Hairstyles is an oversized all color female hairstyle magazine that features celebrity's throughout each issue and will be published on a monthly basis. Targeting the young teen market, Fanzine will launch "Blast", which will feature the hottest teen idols and music stars in its one hundred

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 27, 1999 VERSUS THREE MONTHS ENDED FEBRUARY 28, 1998. (CONTINUED)


color pages of pictures and editorial. Blast will be published on a monthly basis. Fanzine expects 101 Hairstyles and Blast, after their initial launch periods, to generate significant revenues and become part of Fanzine's core titles.

Cost of revenues (including amortization of film costs) for the three month period ended February 27, 1999, increased to $6,972,910 from $3,470,100 for the corresponding period in the prior year. Costs of revenues as a percentage of revenues increased to 64% for the three months ended February 27, 1999, as compared to 61% for the three months ended February 28, 1998. The increase in the cost of revenues is due to promotional costs of launching new publications and website development costs, of which the Company expensed approximately $575,000 during the quarter ended February 27, 1999. As circulation of the publications increases and revenues from website sales build, the cost of revenues as a percentage of revenues will improve.

Selling, general and administrative (SG&A) expenses for the three months ended February 27, 1999, increased 104% to $3,323,315 from $1,627,069 for the three months ended February 28, 1998. Selling, general and administrative expenses, as a percentage of revenue, increased to 30% in 1999 as compared to 28% for the three months ended February 28, 1998.

Operating income for the three month period ended February 27, 1999 was $636,151 as compared to operating income of $637,690 for the corresponding period in the prior year. Net income for the quarter ended February 27, 1999, was $279,204 as compared to $316,581 for the quarter ended February 28, 1998, resulting in a basic earning per share of $.04 for the quarter ended February 27, 1999 and $.08 for the quarter ended February 28, 1998.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 27, 1999 VERSUS NINE MONTHS ENDED FEBRUARY 28, 1998

Revenues increased 84% or $12,103,930 to $26,486,645 for the nine months ended February 27, 1999, as compared to $14,382,715 for the nine months ended February 28, 1998. Revenues totaled $17,095,869 for the entertainment segment and $9,390,776 for the publishing segment for the nine months ended February 27, 1999, as compared to revenues of $14,382,715 for the entertainment segment and no revenue for the publishing segment for the nine months ended February 28, 1998. Revenues increased in the entertainment segment due to an increase in film, videocassette, video compilation, and DVD releases of approximately 30% over the corresponding prior period, increased revenues of Maxstone of approximately $380,000 and revenues of Metro International of approximately $483,000. Overall, the Company's gross profit percentage remained decreased to 34% at February 28, 1999 as compared to 38% at February 28, 1998. The Company expensed approximately $1,200,000 in promotional costs associated with the publishing segment and website/mailorder development costs during the nine months ended February 27, 1999. The gross profit margin will improve as circulation of the new publications increase and revenues from the website/mailorder business builds.

Selling, general and administrative expenses for the nine months ended February 27, 1999 increased 54% to $7,536,750 from $4,584,897 for the nine months ended February 28, 1998. Selling, general and administrative expenses as a percentage of revenues improved to 28% for the nine months ended February 27, 1999, as compared to 31% for the nine months ended February 28, 1998.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 27, 1999 VERSUS NINE MONTHS ENDED FEBRUARY 28, 1998. (CONTINUED)

Net income for the nine months ended February 27, 1999 increased to $585,162 from $360,431 in the prior year's corresponding period.


LIQUIDITY AND CAPITAL RESOURCES AT FEBRUARY 27, 1999

Cash and cash equivalents amounted to $334,677 at quarter-end. Cash provided by operating activities amounted to $308,326 for the nine month ended February 27, 1999 and $1,934,920 for the same period in the prior fiscal year. The Company's primary sources of cash in fiscal 1999 consisted of: (1) proceeds from issuance of preferred stock of $1,317,000, (2) proceeds from notes payable of $3,450,000 and (3) proceeds from issuance of convertible debentures of $1,000,000, and (4) proceeds from the exercise of warrants of $600,000. The primary uses of cash for the nine months ended February 27, 1999 consisted of:
(1) investments in motion pictures and other films of $2,358,315, (2)payments on the acquisition of Fanzine for $3,000,000, (3) purchases of property and equipment of $444,278, and (4) purchase of treasury stock of $507,500. The Company had non-cash adjustments of $2,899,481 at February 28, 1999 primarily from depreciation and amortization.

Working capital amounted to $2,355,883 in February, 1999 as compared to $3,378,438 in May, 1998. The net increase in accounts receivable of $4,855,067 was primarily due to the increase of sales for the period and the inclusion of approximately $3,341,000 of receivables of Fanzine of which there was zero at May 31, 1998. Inventory increased $957,350 due to the increase in purchasing to support the increase in sales, increased number of product lines carried such as DVD's, as well as inventory held by Metro International totaling approximately $175,000. Accounts payable and accrued expenses increased $3,011,431 due to increased purchasing, increased spending for film production and the inclusion of payables of Fanzine. Additionally, notes payable and short-term borrowings increased approximately $3,475,000 due to the acquisition of Fanzine.

During 1998, notes payable totaling $300,000 were converted into 250,000 of the Company's restricted common stock.

On July 1, 1998, the Company entered into a 12% convertible debenture totaling $200,000. The note is due on July 1, 1999, in either cash or common stock, at a conversion rate of $2.25 per share. Proceeds from the debenture were used for working capital.

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

In April 1998, the Company entered into an Offshore Securities Subscription Agreement for convertible Preferred Shares pursuant to regulation S of the U.S. Securities Act of 1933. Under the terms of the agreement, the Company issued 2,175 shares of 1998 Series A Convertible Preferred Stock ("Series A Shares") at a price of $1,000 per share with a 5% cumulative dividend payable in common stock at conversion. For the nine months ended February 27, 1999, the Company received proceeds of $1,317,000, net of offering costs. The Company received proceeds of $846,500 during the quarter ended May 30, 1998. Proceeds from such agreement were used to fund working capital.

The Series A Shares are convertible at a rate of 100 shares plus accrued dividends per week at 80% of the 15 day average closing bid price. These shares are subject to a 24 month mandatory conversion feature. For the nine months ended February 27, 1999, all 2,175 shares and accrued dividends were converted into 982,120 shares of the Company's common stock.

In addition to the Series A Shares the Company issued 400,000 warrants to purchase the Company's common stock at $1.50 per share commencing April 20, 1998 exercisable over 5 years. During the nine months ended February 27, 1999, the Company received $600,000 in proceeds for the exercise of the warrants. As of February 27, 1999, all of the Series A Shares have been converted.

On October 28, 1998, the Company entered into a note payable for $1,100,000. The note, which bears no interest, is due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant aggreement, the Company issued the lender 150,000 restricted shares of the Company's common stock. The Company used $507,500 of the proceeds to repurchase 169,167 of its outstanding common stock.

On December 9, 1998, the Company entered into a six-month term loan agreement with a third party. Under the terms of the agreement, the Company can borrow up to $3,000,000 at an interest rate of 10% per year. As of February 27, 1999, the Company had borrowed $1,750,000. The proceeds were used towards the acquisition of Fanzine and to fund working capital.

During June, 1997, Metro, Inc. entered into a line of credit agreement with a finance company. Under the agreement, Metro, Inc. may borrow up to 75% of assigned accounts receivable less than 90 days old, up to a maximum of $1,000,000. The balance due under the line of credit bears interest at the
prime rate plus 5% per annum plus a collateral management fee.   The outstanding
balance under the line is secured by accounts receivable of Metro, Inc and guaranties of the Company and certain officers/shareholders. The line of credit expires during June, 1999, but includes an option for an additional year. As of February 27, 1999, the balance on the line of credit was $827,586.

At February 27, 1999, the Company has outstanding $4,502,586 in short-term borrowings. The Company is actively seeking long-term financing, at rates more beneficial to the Company, to meet its obligations as they come due. The Company does not anticipate any problems obtaining the necessary financing.

Of Metro's total accounts receivable at February 27, 1999, $2,719,361 (28%) as compared to $2,477,041 (49%) at May 30, 1998 is owed by Capital Video Corporation ("CVC"), a chain of retail stores of which a former officer/shareholder of the Company is the sole shareholder. The amount of the receivable due from CVC has grown as CVC continues to open new retail locations. Because of the amount of this receivable and the concentration of business with CVC, this receivable is monitored very closely. All amounts due from CVC is maintained within 60 to 90 day terms. Metro has the personal guaranty of its one shareholder. Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in the Company's financial statements.

For the nine months ended February 27, 1999, the Company invested approximately $2,360,000 in new feature films and video. The company estimates it will invest approximately $700,000 to $800,000 in additional monies during the last quarter of fiscal year 1999. Financing for these activities has been and will continue to be generated through operating cash flows as well as funds received from its line of credit.

Capital Expenditures: Capital expenditures for the nine months ended February 27, 1999, amounted to $444,278 as compared to $56,979 for the nine months ended February 28, 1998. The Company anticipates that its capital expenditures for 1999 will be approximately $700,000 to $1,000,000 primarily used for computer equipment, a new convention booth, and interactive media center units. The Company currently negotiated a $1,000,000 lease line for its use which management believes will be sufficient.

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


Year 2000 Compliance

     As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Failure to adequately address this issue could have potentially serious repercussions. The Company has begun to identify, evaluate and implement changes to its existing computerized business systems. In addition, the Company is communicating with its vendors and other service providers to ensure that their products and business systems will be Year 2000 compliant. If modifications and conversions by the Company and those it conducts business with were not made in a timely manner, the Year 2000 problem could have a material adverse affect on the Company's business, financial condition and results of operations. Most of the systems of the Company have already been identified as Year 2000 compliant, including most financial applications. Although the Company is still quantifying the impact, the Company does not expect to expend more than $50,000 to $100,000. These costs are being expensed as incurred.

     As a contingency plan for the most reasonably likely worst case scenario, the company has addressed all major elements related to this issue. The Company believes its technology systems will be ready for the Year 2000, but the Company may experience isolated incidences of non-compliance. The Company plans to allocate internal resources and retain consultants and vendor representatives to be ready to take action if these events occur. Although the Company values its established relationships with key vendors and other service providers, if certain vendors are unable to perform on a timely basis due to their own Year 2000 issues, the Company believes that substitute products or services are obtainable from other vendors. The Company also recognizes the risks if other key suppliers in utilities, communications, transportation, banking and government are not ready for the Year 2000, and is approaching this issue in the same manner.

Restatements

     The SEC has recommended that the Company restate its Forms 10-QSB for the quarters ended August 29, 1998 and November 28, 1998 to consider the embedded beneficial conversion feature of the Series A Preferred Stock of $1,194,375 and the embedded beneficial conversion feature of the convertible debentures of $218,093. The Company is currently reviewing the recommendations and will file the amended forms within the next 2 to 3 weeks.

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                    February 27,        May 30,
                                                                        1999             1998
                                                                    (Unaudited)        (Audited)
                                                                    -----------        ---------
Current assets
--------------
   Cash                                                             $   334,677       $   184,995
   Accounts receivable, less allowance for doubtful accounts of
      $253,677 and $163,030, respectively                             9,857,322         5,092,255
   Inventory                                                          4,684,313         3,726,963
   Deferred income taxes                                                248,500           248,500
   Prepaid expenses and other current assets                            815,036            78,751
                                                                    -----------       -----------

  Total current assets                                               15,939,848         9,331,464
  --------------------


Motion pictures and other films at cost, less accumulated
    amortization of $7,964,678 and $6,575,623, respectively           5,112,239         4,142,979



Property and equipment at cost, less accumulated depreciation and
   amortization of $2,035,605 and $1,681,138, respectively            1,984,894         1,479,426



Goodwill, net of accumulated amortization of $275,342                 7,224,658              -


Other assets                                                            472,370           483,472
                                                                    -----------       -----------

          Total assets                                              $30,734,009       $15,437,341
          ------------                                              ===========       ===========



                      Liabilities and Shareholders' Equity
                      ------------------------------------


                                                                                          February 27,         May 30,
                                                                                             1999               1998
                                                                                          (Unaudited)         (Audited)
                                                                                          -----------         ---------
Current liabilities
-------------------
   Due to Fanzine shareholders                                                           $  1,000,000        $     -
   Current portion of capital lease obligations                                               335,659            363,956
   Short-term borrowings                                                                    4,502,586          1,030,272
   Accounts payable and accrued expenses                                                    6,940,832          4,232,679
   Income taxes payable                                                                       804,888            326,119
                                                                                         ------------       ------------

     Total current liabilities                                                             13,583,965          5,953,026
     -------------------------

Convertible debentures                                                                      1,000,000                  -
Capital lease obligations, less current portion                                               194,976            351,538
Deferred income taxes                                                                          59,300             59,300
                                                                                         ------------       ------------
     Total liabilities                                                                     14,838,241          6,363,864
     -----------------                                                                   ------------       ------------

Minority interest                                                                              40,926             18,220
Redeemable common stock, issued and outstanding 1,000,000
    shares                                                                                  3,500,000                 -
Commitments and contingencies                                                                      -                  -
                                                                                         ------------       ------------


Shareholders' equity
--------------------
  Series A 5% cumulative convertible preferred stock, $.0001 par value, $1,000 stated value, authorized 2,175, issued and out-
     standing 0 and 2,175 shares less 1,320 shares outstanding
     subscriptions, respectively                                                                   -             857,979
  Preferred stock, no par value; authorized 2,000,000 shares; issued
     and outstanding, none                                                                         -                  -
  Common stock, $.0001 par value; authorized 10,000,000 shares;
      issued and outstanding, 6,178,635 and 4,245,193 shares,
      respectively                                                                                617                424
  Additional paid in capital                                                               11,730,355          6,546,580
  Retained earnings                                                                         1,133,260          1,712,774
  Foreign exchange                                                                             (1,890)                -
                                                                                         ------------       ------------
                                                                                           12,862,342          9,117,757
  Unearned compensation                                                                            -             (62,500)
  Less cost of Treasury Stock (169,167 common shares)                                        (507,500)                -
                                                                                         ------------       ------------

     Total shareholders' equity                                                            12,354,842          9,055,257
     --------------------------                                                          ------------       ------------
     Total liabilities and shareholders' equity                                           $30,734,009        $15,437,341
     ------------------------------------------                                          ============       ============

                See notes to consolidated financial statements.

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        Three            Nine           Three            Nine
                                                                        months          months          months          months
                                                                        ended           ended           ended           ended
                                                                       February        February        February        February
                                                                       27, 1999        27, 1999        27, 1998        27, 1998
                                                                      (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                                      -----------     -----------     -----------     -----------

Revenues                                                              $10,932,367     $26,486,645     $5,734,859      $14,382,715

Costs of revenues, including amortization of
   motion pictures and other films                                      6,972,901      17,385,092      3,470,100        8,909,753
                                                                      -----------     -----------     -----------     -----------

                                                                        3,959,466       9,101,553      2,264,759        5,472,962

Selling, general and administrative expenses                            3,323,315       7,536,750      1,627,069        4,584,897
                                                                      -----------     -----------     -----------     -----------

  Income from operations                                                  636,151       1,564,803        637,690          888,065
  ----------------------

Other income (expense), net                                              (128,508)       (500,873)        (95,441)       (287,346)
                                                                      -----------     -----------     -----------     -----------

  Income before income taxes                                              507,643       1,063,930         542,249         600,719
  --------------------------

Income tax expense                                                        228,439         478,768         225,668         240,288
                                                                      -----------     -----------     -----------     -----------

  Net income                                                           $  279,204     $   585,162     $   316,581     $   360,431
  ----------                                                          ===========     ===========     ===========     ===========

Basic earnings (loss) per common share                                 $      .04     $      (.09)    $       .08     $       .10
Diluted earning (loss) per common share                                $      .04     $      (.09)    $       .08     $       .09

Weighted average number of shares outstanding
                Basic                                                   6,958,390       6,165,186       3,884,423       3,686,663
                Diluted                                                 7,725,683       6,932,479       4,084,423       3,886,663

                See notes to consolidated financial statements.

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        February 27,             February 28,
                                                                            1999                     1998
                                                                        (Unaudited)              (Unaudited)
                                                                         ---------                ---------

Cash flows from (used by) operating activities:
----------------------------------------------
  Net income                                                          $      585,162           $    360,431
                                                                      --------------           ------------
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation expense                                                     354,467                278,585
    Amortization of motion pictures and other films                        1,389,055              1,122,102
    Amortization of deferred rent                                            (10,508)               (10,508)
    Amortization of unearned compensation                                     62,500                 57,189
    Bad debt expense                                                          90,000                 90,000
    Amortization of goodwill                                                 275,342                  -
    Embedded interest on convertible debentures                              218,093                  -
    Common stock issued for consulting services                              499,716                157,999
    Compensation for common stock                                              -                      6,850
    Minority interest                                                         22,706                  -
    Foreign exchange                                                          (1,890)
                                                                         -----------            -----------
    Total non-cash adjustments                                             2,899,481              1,702,217
                                                                         -----------            -----------
    (Increase) decrease in assets:
         Accounts receivable                                              (4,855,067)               436,920
         Inventory                                                          (957,350)              (246,509)
         Prepaid expenses and other current assets                          (511,285)               (64,746)
         Other assets                                                       (342,815)                37,170

    Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                               3,011,431               (430,700)
       Income taxes payable                                                  478,769                140,137
                                                                         -----------            -----------
     Total adjustments                                                      (276,836)             1,574,489
     -----------------                                                   -----------            -----------

     Net cash provided by operating activities                               308,326              1,934,920
     -----------------------------------------                           -----------            -----------


                See notes to consolidated financial statements.

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                  February 27,              February 28,
                                                                                      1999                      1998
                                                                                  (Unaudited)               (Unaudited )
                                                                                   ---------                 ----------
Cash flows used by investing activities:
---------------------------------------
   Investments in motion pictures and other films                               $(2,358,315)                $(1,484,097)
   Purchase of property and equipment                                              (444,278)                    (56,979)
   Acquisition of Fanzine                                                        (2,000,000)                      -
   Purchase of treasury stock                                                      (507,500)                      -
                                                                                -----------                 -----------
     Net cash  used by investing activities                                      (5,310,093)                 (1,541,076)
     --------------------------------------                                     -----------                 -----------



Cash flows from (used by) financing activities:
----------------------------------------------
   Proceeds from issuance of Series A Convertible preferred stock                 1,317,000                       -
   Payments on capital leases                                                      (246,599)                   (198,806)
   Net proceeds from line of credit                                                 297,314                    (479,869)
   Proceeds from notes payable                                                    3,450,000                       -
   Payments on notes payable                                                       (275,000)                      -
   Proceeds from issuance of common stock                                             8,734                     300,000
   Proceeds from exercise of warrants                                               600,000                       -
   Proceeds from issuance of convertible debentures                               1,000,000                       -
   Payments to Fanzine Shareholders                                              (1,000,000)                      -
                                                                                -----------                 -----------


     Net cash from (used by) financing activities                                 5,151,449                    (378,675)
     --------------------------------------------                               -----------                 -----------

     Increase in cash                                                               149,682                      15,169
     ----------------

Cash, beginning of period                                                           184,995                      57,724
                                                                                -----------                 -----------
Cash, end of period                                                             $   334,677                 $    72,893
                                                                                ===========                 ===========












































                See notes to consolidated financial statements.

                   METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                  Six months ended
                                                           February 27,       February 28,
                                                               1999               1998
                                                               ----               ----
Supplemental disclosures of cash flow information:
----------------------------------------------------

  Cash paid during the period for:

    Interest                                                 $382,054        $226,295
                                                             ========        ========
    Income taxes
                                                             $ 18,973        $ 86,823
                                                             ========        ========

Supplemental schedule of non-cash investing and financing activities:
--------------------------------------------------------------------

During the nine months ended February 27, 1999, a note payable of $300,000 was converted into 250,000 restricted shares of the Company's common stock.

During the nine months ended February 27, 1999, 2,175 shares of Series A preferred stock plus accrued dividends of $35,247 were converted into 982,120 shares of the Company's common stock. The Company recognized total dividends of $1,194,375 relative to the beneficial conversion feature of this stock. As of February 27, 1999 all shares have now been converted

Property and equipment under capital lease obligations of $61,740 were incurred for the nine months ended February 27, 1999.

On July 31, 1998, the Company acquired 100% of the outstanding stock of Fanzine International, Inc for a preliminary purchase price of $7,500,000. The Company paid cash of $2,000,000, issued 1,000,000 shares of stock valued at $3,500,000. The remaining payment of $2,000,000 is due in 2 installments, of which $1,000,000 was paid during the quarter ended February 27, 1999 and the final $1,000,000 will be paid during the quarter ended May 29, 1999.


                See notes to consolidated financial statements.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 27, 1999 AND FEBRUARY 28, 1998
(Unaudited)

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

Basic earnings per share is computed by dividing net income available to common stockholders (net income less preferred stock dividends) divided by the weighted average number of shares outstanding during the year in August, 1998, the Company recognized preferred stock dividends of $1,164,676 on the Series A Shares. Diluted earnings per share is consistent with basic earnings per share while giving effect to all dilutive potential common shares that would have been outstanding if the dilutive potential common shares had been issued, while adding back to income any preferred dividend or interest expense on convertible securities.

Uses of Estimates
The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable
Accounts receivable for the publishing segment are recorded net of estimated returns of magazines, credits and allowances. Retail sellers of magazines retain the right to return magazines for a number of months after the date the magazine is "off-sale," accordingly, the allowance for returns is normally a high percentage of the gross receivables in the magazine publishing industry. When actual returns are received or documented, the corresponding receivable and allowance are reduced. The allowance for returns at February 27, 1999 totals $11,368,348.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 27, 1999 AND FEBRUARY 28, 1998
(Unaudited)


2.  Acquisition

On July 31, 1998, the Company acquired 100% of the stock of Fanzine International, Inc. ("Fanzine") for a preliminary purchase price of $7,500,000. Fanzine, which began operations on August 1, 1997, publishes event driven, mainstream magazines translated into seven languages and distributed worldwide. The acquisition price consists of $4,000,000 cash, and 1,000,000 restricted shares of the Company's common stock with put option rights at $8.00 per share to be exercised by the selling shareholder's during the second year on a quarterly basis, if certain minimum earnings, as defined, are met. However, during Fanzines' first year of operations, the Company has the right to call the shares at the greater of $6.00 per share or 75% of the market price. The acquisition agreement, also, provides for a reduction in purchase price if Fanzine's results of operations do not meet certain minimum earnings. The shares issued under this agreement will be reported on the Consolidated Balance sheet as redeemable common stock outside of share holders equity.

Management obtained an independent valuation estimating the purchase price of $7,500,000. The Company's right to redeem its shares during the first year and the selling shareholders' right to put the shares to the Company in the second year could result in an estimated increase in purchase price ranging from $2,500,000 to $4,500,000.

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

As the consolidated financial statements of the Company only include seven months of operations, the following selected unaudited pro-forma information is being provided to present a summary of the continued results of the Company and Fanzine as if the acquisition had occurred on August 1, 1997:

Pro-Forma information (Unaudited)
(In thousands, except per share data)

                 THREE MONTHS  ENDED FEBRUARY 28,  1998 (ONLY)
                 ---------------------------------------------
               Revenues                           $8,393
               Net Income                            455
               Basic Earnings per Common Share       .09
                 SEVEN  MONTHS ENDED FEBRUARY  28, 1998 (ONLY)
                 ---------------------------------------------
               Revenues                           $20,585
               Net Income                             696
               Basic Earnings per Common Share        .15


METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 27, 1999 AND FEBRUARY 28, 1998
(Unaudited)

3.  Notes Payable

During June, 1997, Metro, Inc. entered into a line of credit agreement with Finova (formerly United Credit Corporation). Under the agreement, Metro, Inc. may borrow up to 75% of assigned accounts receivable less than 90 days old, up to a maximum of $1,000,000. The balance due under the line of credit bears interest at the prime rate plus 5% per annum plus a collateral management fee. The outstanding balance under the line is secured by accounts receivable of Metro, Inc and guaranties of the Company and certain officers/shareholders. The line of credit expires during June, 1999, but includes an option for an additional year. As of February 27, 1999, the balance on the line of credit was $827,586.

On March 23, 1998, the Company entered into two 12% convertible debentures totaling $500,000. Both notes are due on March 23, 1999, in either cash or common stock, at a conversion rate of $2.25 per share. Proceeds from the debentures were used for working capital. In March, 1999, the debentures were extended until March 23, 2000.

On July 1, 1998, the Company entered into an 12% convertible debenture totaling $200,000. The note is due on July 1, 1999, in either cash or common stock, at a conversion rate of $2.25 per share. Proceeds from the debenture were used for working capital.

On August 1, 1998, the Company entered into notes payable totaling $400,000.
The notes, which bear interest at 8%, are due August 1, 1999. Proceeds from the notes were used in the acquisition of Fanzine.

On October 28, 1998, the Company entered into a note payable with a third party for $1,100,000. The note, which bears no interest, is due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant agreement, the Company issued the lender 150,000 restricted shares of the Company's common stock. The Company used $507,500 of the proceeds to repurchase 169,167 of its outstanding common stock.

On December 9, 1998, the Company entered into a six-month term loan agreement with a third party. Under the terms of the agreement, the Company can borrow up to $3,000,000 at an interest rate of 10% per year. As of February 27,1999, the Company had borrowed $1,750,000. The proceeds were used toward the acquisition of Fanzine and to fund working capital.

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

The $1,000,000 debenture matures on July 31, 2000. Interest is payable on a quarterly basis. The holder of the debenture is entitled to convert after 120 days of the agreement, the principal value into the Company's common stock at a discounted market price as is defined in the agreement. The Company has recorded $218,093 of interest expense relative to the embedded beneficial conversion feature.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 27, 1999 AND FEBRUARY 27, 1998
(Unaudited)

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

The Series A Shares are convertible, commencing 41 days after issuance, at a rate of 100 shares plus accrued dividends per week at 80% of the 15 day average closing bid price. These Shares are subject to a 24 month mandatory conversion feature. During the nine months ended February 27, 1999, the 2,175 shares plus accrued dividends of $35,247 were converted into 982,120 shares of the Company's common stock.

In addition to the Series A Shares the Company issued 400,000 warrants to purchase the Company's common stock at $1.50 per share commencing April 20, 1998 exercisable over 5 years. The warrants were exercised in October, 1998. The Company recognized preferred dividends of $1,194,375 relative to the beneficial conversion feature of the stock and warrants. As of February 27, 1999, all of the Series A shares have been converted.

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

                                    METRO GLOBAL MEDIA, INC.

                                      /s/ Janet Hoey
                                  By:______________________________
                                     Janet Hoey, Treasurer
                                     (duly authorized, principal financial
                                       and chief accounting officer)