Form 10KSB
period 1999-05-29
METRO GLOBAL MEDIA INC
filed 1999-10-06
CIK 838803

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL  REPORT UNDER SECTION 13 OF 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

                    For the fiscal year ended May 29, 1999

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to


                         Commission file number 0-21634

                            Metro Global Media, Inc.
                            ------------------------
                 (Name of small business issuer in its charter)

            Delaware                                        65-0025871
            --------                                        ----------
  (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                       Identification No.)

                 1060 Park Avenue, Cranston, Rhode Island 02910
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (401) 942-7876
                                 --------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE


Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)

                                ---------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB of any amendment to this Form 10-KSB. []

     State issuer's revenue for its most recent fiscal year: $23,389,171

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

                        $7,252,618 at September 30, 1999
                        --------------------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,894,529 at September 30, 1999



                       DOCUMENTS INCORPORATED BY REFERENCE

If the followings documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to the Rule 424(b) or (c) of the Securities Act of 1993 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):

Yes      No   X

                                TABLE OF CONTENTS

                                     PART I
                                     ------

ITEM 1.  BUSINESS.............................................................4

ITEM 2.  PROPERTIES..........................................................13

ITEM 3.  LEGAL PROCEEDINGS...................................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................13

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.............................................................14

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...............................................15

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..........................19

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES...........................................19

                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
           ACT...............................................................21

ITEM 10. EXECUTIVE COMPENSATION..............................................22

ITEM 11. SECURTITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....24

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................25

                                     PART IV
                                     -------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................29

INDEX TO FINANCIAL STATEMENTS...............................................F-0

PART I
------

ITEM 1. BUSINESS
----------------

     Metro Global Media, Inc. ("Metro Global") is engaged in the production and distribution of erotic prerecorded videocassettes, magazines, CD-ROMs, digital versatile discs ("DVD"), and other products. Metro Global operates through the following subsidiaries: Metro, Inc ("Metro"), Metro-West Studios, Inc., Metro International Distributors ("Metro International"), Amazing Direct, Inc., and Airborne for Men, Ltd. ("Airborne"). Additionally, Metro, through its subsidiary Rocket Media Group LLC, is a 50% partner in Maxstone Media Group, LLC, a producer and distributor of newsstand magazines. Metro Global generated approximately $23,389,000 in revenues from continuing operations during the fiscal year ended May 29, 1999, approximately 40% of which is attributed to sales made to Capital Video Corporation ("CVC") owned by a principal shareholder and the Acting Chief Executive Officer of Metro Global, see "Distribution; Major Customer" below.

     On August 3, 1998, Metro Global purchased Fanzine International, Inc. ("Fanzine"), which through the balance of fiscal 1999 operated the Publishing Segment, generating revenues of approximately $11,734,000 during the fiscal year ended May 29, 1999. In September 1999, Metro Global's Board of Directors adopted a plan to discontinue the operations of Fanzine and the Publishing Segment and instructed management to divest Fanzine by the end of fiscal 2000. As a result of the Board's action, Fanzine is reported as a discontinued operation for the fiscal years ended May 29, 1999 and May 30, 1998, and Metro Global's adult entertainment business is correspondingly reported as the continuing operations of Metro Global for such years. On September 29, 1999, Metro Global sold Fanzine back to its former shareholders and a corporation controlled by them. See "Discontinued Operations".

     Metro Global was incorporated under the name South Pointe Enterprises, Inc., in Florida in November 1987. In February 1996, Metro Global changed its name from South Pointe Enterprises, Inc. to Metro Global Media, Inc. In November 1996, Metro Global merged into an inactive subsidiary of Metro Global, Metro Sub, Inc., which merged entity changed its name to Metro Global Media, Inc.

CONTINUING OPERATIONS
---------------------

Film and Video

     Metro produces and distributes erotic motion picture entertainment, commonly referred to in the industry as "adult entertainment". This includes the production and financing of feature films (full length motion pictures produced on film), feature videos (full length motion pictures produced on videotape), and video compilations, distributed primarily on videocassettes and DVD; the distribution of pay television and cable programming; and the ownership and administration of film copyrights. Metro produces films and videos either independently or under arrangements with other producers, and is generally the principal source of financing for these motion pictures. In addition, Metro purchases outright, or licenses for distribution, completed films and videos produced by others. Acquired distribution rights may be limited to specified territories, specified media and/or particular periods of time.

     Metro owns or has distribution rights to a library in excess of 3,000 titles primarily available on videocassette. Management believes Metro's 3,000 plus film and video library and extensive still photo archive is one of the most diverse and extensive libraries in adult entertainment and includes the Cal
Vista line, the Amazing Collection, and eighteen volumes of Taboo, one of Metro's most popular adult video series. Metro has manufactured and sold approximately 2,300,000 videocassettes during the fiscal year ended May 29, 1999, primarily to distributors, wholesalers and store chains located in the United States. Many of Metro's original motion picture programs have been re-edited and licensed to cable television operators. Approximately 25% of the titles in Metro's motion picture library have been obtained from third parties under distribution agreements pursuant to which Metro has acquired perpetual U.S. distribution rights, and in some cases limited foreign distribution rights, to the motion picture. Metro continues its efforts to expand its video distribution into international markets and has entered into license agreements with international distributors granting distribution rights to several of its motion picture titles in several countries outside the United States. Metro is in the process of converting its top selling films and videos into the DVD format.

     During fiscal 1999, Metro released seven new feature films, one hundred seven feature videos, and one hundred seventy-eight video compilations. Metro plans to continue to actively seek to acquire distribution rights to additional titles produced by third parties, and increase its efforts to distribute its library and new titles into domestic cable and satellite television markets as well as new international markets.

     Motion pictures shot on film generally offer better production quality, utilize more elaborate production techniques and incur higher production costs than motion pictures shot on videotape. Many of Metro's new feature film releases are edited into several versions depending on the media through which they are distributed. Metro has entered into a variety of exclusive and non-exclusive licensing arrangements with several cable and pay television operators for recent feature releases. These relationships include various types of fee arrangements, including arrangements which permit unlimited showings for a defined duration in exchange for a one-time lump sum royalty payment, arrangements for which Metro is paid a fee based on the number of subscribers to the cable station and the number of times Metro's motion picture is shown, and arrangements pursuant to which Metro receives a commission based upon the revenues received by the pay television operators as a result of a showing of Metro's motion picture. In general, versions of the films edited for cable or pay-per-view television are less sexually explicit than the versions edited for home video distribution.

     In July 1998, Metro signed an agreement with Cable Entertainment Distributors ("CED") to represent Metro for adult programming through cable, television, satellite and stand-alone systems throughout the United States. As part of the agreement, Metro signed an output agreement with Playboy Entertainment Group, ("Playboy"). Under the agreement, Metro will supply Playboy with up to three features per month for two years. During the fiscal year ended May 29, 1999, Metro contracted to supply Playboy with nineteen features. Playboy has rights to these features for five years, with an option for another five years at a fee of 25% of the original licensing fee. CED receives a graded commission on all placements.

     In July 1999, Metro entered into a seven-year licensing and production deal with New Frontier Media, Inc. ("New Frontier"), a publicly traded adult satellite network company. New Frontier operates "TeN:The Erotic Network" and the Extasy Network, which consists of three twenty-four hour direct to home satellite channels, and the recently launched "Pleasure" channels. The licensing arrangement allows New Frontier the right to utilize Metro's entire adult film and video library for all formats of electronic delivery, including but not limited to dial-up Internet, Broadband Internet, Video-On-Demand, subscription and pay television, and other video delivery mechanisms.

     The production deal calls for Metro to generate more than four hundred features including a series of high-visibility special programming events for New Frontier's five adult networks, and Internet sites that are part of a pending acquisition by New Frontier of Interactive Gallery, Inc. ("I Gallery"), a leader in Internet-delivered adult entertainment. In addition, Metro plans to create an original, high-end video line branded by New Frontier for distribution by Metro to the home video/DVD market.

     Metro creates and designs all artwork for promotional items and packaging and contracts for printing services. Approximately 30% of Metro's videocassettes are duplicated at Metro's own duplicating facility located in Metro's Los Angeles, California location, with the balance being contracted to independent laboratories.

     Metro also is in the business of manufacturing and distributing Video View Centers where a user can review videos and DVDs before purchase for a fee. Usually this fee is split 50/50 with the owner of the location. Metro maintains ownership of all equipment and is responsible for its maintenance. The expansion of this business is limited as these units can only be installed in locations where space permits and proper zoning so allows.

     In January of 1999, Metro retained STV Communications, Inc. ("STV"), a privately held company out of Santa Monica, California, to produce a new Interactive Media Center for Metro's top selling lines of videos and DVDs. STV, a leader in providing products and services for electronic merchandising and marketing for major chains, such as Tower Records and Virgin Superstores, produced the Media Centers that display up to thirty titles with a one to two minute previews, clips from upcoming titles, advertisements of Metro's Internet sites and promotions for Metro's other vendors. Management believes that with the use of such a customer-friendly, captivating, interactive merchandising display that advertise Metro's Internet sites and products, revenues will increase over existing traditional marketing techniques.

     In June of 1999, Metro rolled out the first one hundred of its Media Center interactive display units to the adult retail market. Each unit houses a 20" color monitor and holds up to two hundred forty pieces of video and DVD packaged for sell-through. Consumers can be assured that the quality of the movie is consistent with the quality of the packaging by viewing the titles that are on display. This Media Center is exclusive to Metro and separates us from other companies marketing adult video and DVD product.

DVD

     During 1998, Metro entered the world of Digital Versatile Discs, ("DVD"), which has grown dramatically since a unified single standard was finalized. Management believes that this unified DVD format will make serious inroads into the market shares of the video cassette recorder. DVD has several major advantages over competing home video delivery technologies: 1) A single 5 1/4" DVD can hold up to 135 minutes per side of high resolution digital full-motion video and audio; 2) Instant access is available to a favorite scene; 3) DVD contains significantly higher image and audio quality than laserdisc and video tape; 4) Multiple language tracks can be incorporated on one disc; 5) Since DVD is 100% digital, the cost of replication is comparable to CD-ROM or audio CD; and 6) A relatively low replication cost will translate to a retail price for motion picture of under $20.00, giving this medium tremendous mass-market potential. Experts at Toshiba estimate that the market for DVD software could exceed $20 billion by the year 2005. The next evolution of the CD-ROM drive, now standard equipment for all multimedia computer systems, will be the DVD-ROM. Similar to a CD-ROM in most respects, the DVD-ROM will be capable of holding more then ten times more information than a CD-ROM.

     Metro utilizes third-party designers, artists and programmers to introduce creative and technically superior products. Metro does not anticipate experiencing any material difficulties and delays in the manufacture and packaging of its products. Distribution of DVD products is accomplished through the same distribution network of wholesalers and retailers to whom Metro distributes its adult video products both in the United States, Canada and Europe. Order fulfillment is coordinated through Metro's California distribution facility.

     Many DVD titles features an automated photo gallery, full motion chapter index, star biographies and behind the scenes footage. Metro was the first to produce DVDs with True Perspectivetm multiple angle technology which allows the viewer to watch the same moment in time from two distinctive angles. Metro has released 9 DVD titles as of May 30, 1998 and 29 titles as of May 29, 1999.

Magazines

     Metro publishes and distributes a variety of adult magazines under various tradenames, which it distributes through wholesalers located throughout the United States, Canada and Europe. For example, Metro publishes several magazines featuring pictures of men and women engaged in erotic and sexually explicit situations, magazines oriented to readers with specific sexual preferences, and magazines featuring photographs and short stories contributed by photographers and writers. Metro currently publishes twelve magazines, which are distributed on a bi-monthly or quarterly basis.

     During fiscal 1999, Maxstone Media Group published seven magazines titles, including a newly formatted magazine entitled AMAZING. This new format will be printed in seven languages and Maxstone has entered into distribution agreements in five European countries, as well as South Africa, Australia and New Zealand. The North American distribution will be handled by Metro. Maxstone expects that each of the planned new publications will contain exclusive photos from Metro's extensive film and video library in an effort to cross-promote the product line in countries where Metro's video products are currently distributed.

     Production for magazines are created by in-house artists while some are contracted with independent contractors. Production contracts are entered into on a series rather than a single title basis and are fixed-price with provisions for cost of labor, material and specification adjustments. These contracts, subject to certain limitations, may be terminated by Metro or the production company.

     All of Metro's publications are printed by independent third parties. Metro uses three different printers for all of its magazine publication. Metro believes that generally there is an adequate supply of printing services available to Metro at competitive prices, should the need arise. All of Metro's magazine production and printing activities are coordinated through its facility located in Cranston, Rhode Island.

Franchise Sales

     Airborne engages in the sale of franchises to operate upscale adult orientated retail stores. In fiscal 1999, Airborne retained a franchise development consultant to assist in the preparation of a retail store franchise package, and has completed registration of its Franchise Offering Circular in the States of Rhode Island, New York, California and Connecticut, and has received an exemption from the registration requirements in the State of Florida. In addition, as a result of its franchise registration in Rhode Island, Airborne is permitted to offer franchises in approximately twenty-eight states, including Massachusetts, Pennsylvania and New Jersey, in which registration of franchise offerings is not required.

     Under Airborne's franchising program, Metro Global plans to grant to a franchise owner the right to develop one or a specified number of retail stores at an approved location. Prior to the opening of franchise, franchisees would be required to execute Airborne's standard franchise agreement. Metro Global plans to begin offering Airborne franchises for sale in the fourth quarter of fiscal 2000. Of course, there can be no assurance that any such franchises will be sold or that Airborne's franchise program and retail formats will prove successful.

     Airborne will assist franchisees by locating, approving and securing prospective locations. In addition, Airborne would typically provide franchisees with specifications and layouts for each approved location, an initial training program, a start-up-marketing program, and on-site consultation and guidance as requested. Airborne typically provides extensive product and support services to its franchise owners, and derives income from providing these products and services. With the possible exception of offering net 30-day terms on sales of inventory to credit worthy franchisees, Airborne does not intend to provide financing to prospective franchisees. Airborne has not set specific requirements as to who may become a franchisee; rather, franchisees will be approved by Airborne based upon management's assessment of the prospective franchisee's net worth, available working capital, business acumen and financial ability to successfully operate a franchise.

     CVC owns and operates five Airborne for Men franchises. Because the Board of Directors believes that CVC's expertise in the operation of retail stores will significantly augment the value of the Airborne for Men franchise, Metro Global did not require CVC to pay the standard franchise fee of $20,000. During fiscal 1999, Metro Global recorded from CVC $90,569 in royalty income pursuant to a franchise agreement for the operation of the five Airborne for Men stores owned and operated by CVC. CVC owns the initial Amazing Superstores opened in May, 1999 in Providence, Rhode Island.

     Airborne is in the process of attempting to franchise a newly designed franchise format for Airborne's adult entertainment retail stores, the "Amazing Superstores". The Amazing Superstores differ markedly from traditional adult retail stores both in product line and presentation. This new concept Superstore is intended to be more attractive to women and couples. The stores feature custom fixtures, captivating colors and an integrated lighting and floor plan. CVC owns the initial Amazing SuperStore which opened in May 1999 in Providence, Rhode Island.

     Airborne plans to offer CVC and the other franchise owner the opportunity to convert their existing stores into this new unique retailing format. Airborne plans to aggressively expand the number of franchise locations available on a national level through acquisition and franchise sales. Metro Global expects to convert its five existing franchises into Amazing Superstores. Besides creating franchise fees, management estimates, based on past experience, each franchise sold to generate approximately $500,000 to $750,000 annually in additional revenue through its exclusive distribution program.

Internet

     Since its inception in early 1998, Metro's amazingonline.com Internet mall has continued to grow. Due to the growth of the online adult entertainment consumer population, particularly the female demographic, Metro redesigned and added more and varied product lines to the site. Amazingonline.com allows customers to directly purchase thousands of products, including many produced by Metro. Management believes amazingonline.com's product database of adult videos, CD-ROMs, DVDs, magazines, adult toys, and lingerie to be one of the worlds largest available online. The site will offer the user discounted prices on all products, quick and efficient delivery, with low shipping and handling costs. Additional discounts will be offered to repeat buyers and members who enter through the membership site. The mall is free of charge to enter and new product is updated daily. Additionally, a revenue share program was implemented allowing webmasters to resell product from amazingonline.com and receive a share of every sale. A complete online signup form will allow webmasters to offer Metro's products.

     Due to an increase in traffic and business to Metro's e-commerce site (amazingonline.com) and membership site (amazingsex.com), along with an analysis of the benefits, increased opportunities and revenue growth of direct-to-consumer sales, Metro is investing resources in upgrading and adding to its existing sites. The average number of hits per day on Metro sites has increased over 300% in the last eight months. A redesign to the back-end management functionality and an upgrade to Sun Station Unix web servers should allow Metro easy scalability while increasing speed, reliability and security to our sites.

     During the year, Metro retained Adult Entertainment Group ("AEG"), of Los Angeles, California, to redesign and upgrade all of its approximately one hundred domain sites. AEG was the 1998 winner of the Adult Video News award for Best Graphic Design. By incorporating the latest design and site management technology, Metro expects to provide a site that is eye catching with easily navigated interfaces.

     The marketing concept of offering full screen, full motion video in conjunction with amazingsex.com was implemented by Metro this year with the production of the Project X 2000 CD-ROM. By combining the interactivity and accessibility of the Internet with the speed of the CD-ROM, users can now watch, by linking to projectx2000.com, full screen, full motion video clips while online at the site. This promotional CD-ROM allows the user to see behind the scenes footage, view scenes from upcoming releases, pre-order any of these movies online, and take a virtual tour of the site before joining the membership site, amazingsex.com.

     Metro expects that the first volume of Project X 2000 will be given to thousands of users free of charge to promote this exciting new format.
Approximately 6,000 users have already requested to be registered to receive their complimentary CD-ROM, which is scheduled for release in late October 1999. Metro expects to release a new volume of the CD-ROM bi-monthly to users that have subscribed to the membership site. Metro plans to offer subscriptions at a price lower than many competitive sites. With the addition of the Project X 2000 format, management believes this site will stand out above our competitors while promoting new products for direct sale. Metro has retained patent attorneys who are reviewing the process Metro is using with the Project X 2000 format for the possibility of applying for patent protection in the United States and other countries.

     In July 1999, Metro entered into an Internet support and traffic-sharing agreement with Interactive Telecom Network ("ITN") and Interactive Gallery, Inc. ("IGallery"). Under the terms of the agreement, ITN will provide all technical support necessary to operate our sites, including hosting, systems administration and management, network security solutions, customer service, and fully automated credit card clearing services. ITN offers Internet access and Service Bureau for automation and systems integration, and specializes in mass-call processing using state-of-the-art switching, voice response and computer technology.

     The traffic-sharing program of the agreement directs a portion of IGallery's fifteen million visitors per month to Metro's web sites, along with exit traffic and qualified traffic to be routed to IGallery sites. As part of the traffic-sharing program, IGallery will also place banners on its sites promoting Metro and provide links to its sites from its webmaster portal and its weekly Tips & Tricks newsletter. In addition, IGallery will send marketing emails to its database of webmasters promoting Metro's online presence. The agreement also calls for the creation of a new pay-per-view live feed site, amazinglive.com, in which both Metro and IGallery will participate in revenues. This new live feed will also be offered to the thousands of adult webmasters already contracted with IGallery.

     In the coming year, Metro expects to add four to five new "teaser" sites every month to the hub network. Management believes the increase in Internet sites will enable Metro to increase its traffic and market share and generate increasing revenues.

Distribution; Major Customer

     Wholesale distribution of Metro's home video and DVD products is accomplished through a distribution network of wholesalers located throughout the United States, Canada and Europe. In addition, Metro operates a regional distributorship for its own motion picture titles as well as the video/DVD titles of other companies to retail outlets located throughout the upper Northeast region of the United States. Wholesale distribution of Metro's publications is accomplished through a distribution network of wholesalers located throughout the United States and Canada. Metro's New England region fulfillment activities are conducted from a centralized 64,000 square foot facility in Cranston, Rhode Island. National distribution is conducted from the California facility.

     Metro Global's wholly owned subsidiary, Metro International, operates an international sales office in Flensburg, Germany to handle the sales of video rights in Europe, South America and Australia. In addition to the sale of video rights, this office sells Metro's videos and DVDs in Europe, South America and

Australia. In February 1999, Metro International opened a newly expanded facility in Flensburg, Germany. Metro International generated revenues of approximately $765,000 or 3% of the consolidated revenue from continuing operations of Metro Global, during the fiscal year ended May 29, 1999.

     In March 1998, Metro acquired an 80% interest in Amazing Direct, a mail order company. Metro acquired the remaining 20% interest in April, 1999. Metro expects to build a customer database through advertisement in adult magazines as well as purchasing or renting customer lists. Brochures are mailed on a quarterly basis to approximately one hundred and fifty thousand active customers.

     All orders are taken via phone or mail and sent to the Cranston, RI warehouse for fulfillment. Metro anticipates continued growth during fiscal 2000, as the customer database continues to expand.

     CVC, which is wholly-owned by Kenneth Guarino, a principal shareholder and the Acting Chief Executive Officer of Metro Global and for which Daniel Geribo, Metro Global's Director, serves as President and sole Director, operates approximately thirty video and magazine retail stores in the New England and upstate New York areas and accounted for approximately 40% of Metro's net sales for the fiscal year ended May 29, 1999 and 47% of Metro's net sales for the fiscal year ended May 30, 1998. See "Item 12. Certain Relationships and Related Transactions". No other customer accounted for more than 10% of Metro's net sales for the fiscal years ended May 30, 1999 and 1998.

Competition

     The production and distribution markets of home video, DVD and cable television products are highly competitive, as each competes with the other as well as with other forms of entertainment. Furthermore, there is increased competition in the television industry, evidenced by the increasing number and variety of basic cable and pay television services now available. Revenues for motion picture entertainment products depends in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace. There is strong competition throughout the home video industry, both from home video subsidiaries of several major motion picture studios and from independent companies. There are several competitors of Metro that have already released adult DVD titles. Moreover, management believes that new competitors are increasing their focus on this new format, which will result in greater competition for Metro. Nearly all of Metro's products compete with other products and services that utilize leisure time or disposable income.

     Metro meets with direct competition from other publishers of adult magazines as well as all other forms of print media adult entertainment, including several better known national publications with substantially larger circulation than those of Metro.

     Competition in the mail order business is high. Metro competes with such businesses as Adam and Eve, Leisure Time and Video Age. It is management's belief that it can continue to penetrate this line of business by continuing to increase its database.

Government Regulation

     The right to distribute adult videocassettes, magazines and CD-ROM products is protected by the First and Fourteenth Amendments to the United States Constitution, which prohibit Congress or the various states from passing any law abridging the freedom of speech.

     The First and Fourteenth Amendments, however, do not protect the dissemination of obscene material, and several states and communities in which Metro's products are distributed have enacted laws regulating the distribution of obscene material with some offenses designed as misdemeanors and others as felonies, depending on numerous factors. The consequence for violating the state statutes varies by state. Similarly, 18 U.S.C. Sections '1460 through '1469 contain the federal prohibitions with respect to the dissemination of obscene material, and the potential penalties for individuals (including corporate directors, officers and employees) violating the federal obscenity laws include fines, community service, probation, forfeiture of assets and incarceration. The range of possible sentences require calculations under the Federal Sentencing Guidelines, and the amount of the fine and the length of the period of the incarceration under those guidelines are calculated based upon the retail value of the unprotected materials. Also taken into account in determining the amount of the fine, length of incarceration or other possible penalty are whether the person accepts responsibility for his or her actions, whether the person was a minimal or minor participant in the criminal activity, whether the person was an organizer, leader, manager or supervisor, whether multiple counts were involved, whether the person provided substantial assistance to the government, and whether the person has a prior criminal history. In addition, federal law provides for the forfeiture of: (1) any obscene material produced, transported, mailed, shipped or received in violation of the obscenity laws; (2) any property, real or personal, constituting or traceable to gross profits or other proceeds obtained from such offense; and (3) any property, real or personal, used or intended to be used to commit or to promote the commission of such offense, if the court in its discretion so determines, taking into consideration the nature, scope and proportionality of the use of the property in the offense. Because Metro is engaged primarily in the wholesale distribution of its products to other wholesalers and/or retailers, Metro can regulate the communities to which it distributes its products. Management has taken steps to ensure compliance with all federal, state and local regulations regulating the content of its motion pictures and print products, by staying abreast of all legal developments in the areas in which its motion pictures and print products are distributed and by specifically avoiding distribution of its motion pictures and print products in areas where the local standards clearly or potentially prohibit these products. In light of Metro's efforts to review, regulate and restrict the distribution of its materials, management believes that the distribution of Metro's products does not violate any statutes or regulations.

     Many of the  communities  in the areas in which  Airborne  intends to offer
Airborne For Men franchises have enacted zoning ordinances restricting the retail sale of adult entertainment products. Airborne intends to open Airborne For Men stores and to permit the opening of Airborne For Men franchises only in locations where the retail sale of adult entertainment products is permitted.

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

Trademarks and Trade Names

     Metro owns or licenses numerous trademarks and copyrights that it uses in its video and magazine businesses. Its most important trademarks are METROtm, INTROPICStm, CAL VISTAtm, MAGMAtm, ULTRACOLOR PUBLICATIONStm, AMAZINGtm, TOXXXICtm, METRO PRIME CUTStm, TABOOtm, ONLY THE BESTtm, CASTING CALLtm, BABES ILLUSTRATEDtm, SOHOtm, ARCUStm, SUPERSHOTStm, RAGEtm and PULSEtm. Metro believes it has trademark rights in these names and relies on trademark law to protect such rights. Airborne For Men, Ltd. has filed trademark registration applications with respect to its AIRBORNE FOR MENtm tradename and logo. Metro believes that the name recognition and image that it has developed in each of its markets significantly enhance customer response to its sales promotions. Accordingly, trademarks and copyrights are important to Metro's business and Metro intends to aggressively defend them.

DISCONTINUED OPERATIONS
-----------------------

     Metro Global purchased Fanzine on August 3, 1998. See "Business Acquisitions and Other Activities" below. Fanzine publishes approximately eighteen teen oriented and special interest magazines on a semi-monthly, monthly and bi-monthly basis. The teen oriented magazines include Teen Celebrity, a seventy-six page monthly magazine that deals with young adult interests, life style, fashion and clothing. The special interest magazines include Gym and Burn, which are devoted to men's health, fitness and exercise, and Celebrity Style - 101 Hair Styles, a one hundred two page all color oversized magazine containing photographs, information and assistance devoted to various types of contemporary women's hairstyles and beauty tips. Fanzine also publishes "how to" digest guides, Farmers Almanacs, Academic Calendars and Diary magazines.

     In September 1999, Metro Global's Board of Directors adopted a plan to discontinue the operations of Fanzine and instructed management to divest
Fanzine and the Publishing Segment by the end of fiscal 2000. Accordingly, Fanzine is reported herein as a discontinued operation for the year ended May 29, 1999 (see note 17 to financial statements). On September 29, 1999, Metro Global sold Fanzine back to the former shareholders of Fanzine and a company controlled by them, for $4,500,000 and the return to Metro Global of the 1,000,000 shares of its Common Stock held by Fanzine's former shareholders. The cash portion is scheduled to be paid as follows: $1,000,000 by October 31, 1999; $1,000,000 by November 30, 1999; $1,000,000 by May 31, 2000; and $1,500,000 by
August 31, 2000. The first two scheduled payments are secured by the personal guarantees of Fanzine's shareholders and all such payments are secured by Fanzine's assets.

BUSINESS ACQUISITIONS AND OTHER ACTIVITIES
------------------------------------------

     In August 1997, Rocket Media Group, LLC, a wholly owned subsidiary of Metro entered into a joint venture with Salmill Enterprises, Inc. for the purpose of magazine publishing. Under the terms of the agreement, Rocket contributed a sub-license agreement for the rights to certain titles, names and materials and Salmill contributed its publishing and circulation expertise into a newly formed entity Maxstone Media, LLC; each joint venture partner contributed $30,000. Metro Global has included Maxstone Media's results from operations in the consolidated financial statements. Minority interest amounted to $53,567 at May 29, 1999.

     In March 1998, Metro Global acquired an 80% interest in Amazing Direct, a Nevada Corporation by purchasing four hundred shares of its outstanding stock at $2.00 per share. Amazing Direct is a mail order company. In April 1999, Metro acquired the remaining shares of outstanding stock.

     On August 3, 1998, Metro Global acquired 100% of the stock of Fanzine for a cash purchase price of $4,000,000, plus contingent consideration in a transaction approved by Metro Global's Board of Directors. The contingent consideration consisted of one million restricted shares of Metro Global's Common Stock with put option rights at $8.00 per share to be exercised by the selling shareholder's during the second year on a quarterly basis, if certain minimum earnings, as defined, are met. During Fanzine's first year of operations, Metro Global had the right to call the shares at the greater of $6.00 per share or 75% of the market price. Metro Global did not call the shares.

     The Fanzine acquisition was accounted for as a purchase. The excess of the purchase price over the fair market values of net assets acquired, which included, among others, licenses, trademarks, and distribution rights, was allocated to goodwill and is being amortized over ten years. The cash portion of $4,000,000 was financed by a long-term convertible debenture and other short-term borrowing.

     On September 29, 1999, Metro Global sold Fanzine back to the former shareholders and a company controlled by the former shareholders pursuant to a Rescission and Purchase Agreement. In consideration for this sale, Metro Global is scheduled to receive total payments of $4,500,000 and has received back the

1,000,000  shares of its  Common  Stock  held by the  former  shareholders.  The
$4,500,000 will be paid in four installments ending August 31, 2000. The promissory notes are collateralized by the assets of Fanzine and, in part, by the personal guarantees of the former shareholders. The operations of Fanzine have been classified as discontinued operations for fiscal 1999 (see note 17 to financial statements).

EMPLOYEES

     As of September 30, 1999, Metro Global and its subsidiaries employed approximately 145 persons, of which 142 are full-time employees.

ITEM 2. PROPERTIES
------------------

     Metro's principal administrative office is an approximate 64,000 square foot office, warehouse and shipping complex located in Cranston, Rhode Island leased from an entity principally owned by the spouse of Kenneth Guarino, Metro Global's principal shareholder and Acting Chief Executive Officer. See "Item 12. Certain Relationships and Related Transactions". This facility houses Metro's administrative, editorial and operational offices; the data center, customer service, and warehouse and fulfillment facilities. As of July 15, 1999, Metro relocated it's California offices to an approximate 35,500 square feet of office, warehouse, distribution and duplicating laboratory space located in Los Angeles County, California. This site has a four year, eleven and half month lease term expiring on June 30, 2004, with a renewable option of one additional period of sixty months, subject to terms and conditions. Metro International Distributors has warehouse and office space located in Flensburg, Germany of approximately 1,700 square feet with a five-year lease term.

     Maxstone and Fanzine are located in New York City, New York with an approximate 3,045 square feet of office space with a five year, two month lease term expiring on May 30, 2003.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     There are no material legal proceedings pending against Metro Global or its subsidiaries other than routine litigation that is incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     None

PART II
-------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

     Metro Global's Common Stock is traded in the over-the-counter market and quoted on the NASDAQ Small Cap Market under the symbol "MGMA". There is a limited market for Metro Global's Common Stock and no assurances can be given that any trading market will be sustained. On September 14, 1999, upon Metro Global's issuance of a press release that it did not timely file its 1999 Annual Report on Form 10-KSB, the NASDAQ Stock Market halted the trading of Metro Global's Common Stock. The following table sets forth the high and low bid prices per share of Metro Global's Common Stock for each quarter within the last two fiscal years.


                                                              COMMON STOCK*
                                                           High Bid     Low Bid
Fiscal Year Ended May 29,1999
-----------------------------
First Quarter                                              $ 4.6250     $2.2810
Second Quarter                                             $ 4.0005     $1.8750
Third Quarter                                              $ 3.7500     $2.3750
Fourth Quarter                                             $ 4.1250     $1.6250

Fiscal Year Ended May 30, 1998
------------------------------
First Quarter                                              $ 2.0000     $1.2500
Second Quarter                                             $ 1.5625     $1.1250
Third Quarter                                              $ 6.9690     $1.1250
Fourth Quarter                                             $ 5.0000     $1.8750


* Such market quotations reflect the high and low prices for Metro Global's securities as quoted by dealers without retail mark-ups and may not necessarily represent actual transactions.

     At September 30, 1999 there were 420 holders of record of Metro Global's Common Stock.

     Metro Global did not pay any cash dividends during its last two fiscal years and the Board of Directors does not contemplate doing so in the foreseeable future. Any decision as to future payment of dividends will depend on the earnings and financial condition of Metro Global and such other factors as the Board of Directors deems relevant.

Sales of Unregistered Securities

     On July 31, 1998, Metro Global entered into an 8% convertible debenture with an unrelated third party. In connection with this transaction, Metro Global issued warrants to purchase 75,000 and 25,000 shares of Common Stock at prices of $4.11 and $3.29, respectively, expiring on July 31, 2000.

     On October 28, 1998, Metro Global entered into a note payable with an unrelated third party. In consideration of the loan, Metro Global issued the lender 150,000 restricted shares of Metro Global's Common Stock.

     On December 9, 1998, Metro Global entered into a term note with an unrelated third party. As part of the transaction, Metro Global issued the lender warrants to purchase 350,000 shares of Common Stock at a price of $3.00, expiring on December 31, 2001 and 100,000 share of Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Results of Continuing Operations - Fiscal 1999 Compared to Fiscal 1998

     Metro Global had revenues of $23,389,171 from continuing operations for fiscal 1999 as compared to revenues of $20,391,134 for fiscal 1998, a 14.7% increase. Increased revenues are primarily due to (1) increased video and DVD sales of $1,700,000 as a result of the increased investment made by Metro Global in new productions; (2) inclusion of revenues from Metro International of approximately $765,000, compared to none in fiscal 1998; (3) increase in revenues of approximately $509,000 to $739,000 in fiscal 1999 for Maxstone Media due to the increased number of publications.

     Metro Global's gross profit from continuing operations for fiscal 1999 was $7,314,720 as compared to $7,222,920 in fiscal 1998. Metro Global's gross margin decreased to 31.3% in fiscal 1999 from 35.4% in fiscal 1998. The primary reason for the decrease in gross profit is due to the increase in amortization expense of the film library of approximately $430,000 due to the increase in the investment in film, increase in duplicating payroll, increased costs associated with the production of DVDs and increased costs associated with the production of additional magazines.

     Selling general and administrative costs increased by $2,887,763 to $9,493,943 in fiscal 1999 as compared to $6,606,180 in 1998, a 43.7% increase.
The increase in selling, general and administrative expenses is primarily due to
(1) increase in payroll and related payroll expenses for Metro of approximately $550,000 due to the expansion of the west coast operations, (2) approximately $100,000 in expenses associated with the upgrade and expansion of Metro's internet sites (3) approximately $271,000 of expenses for Amazing Direct, (4) approximately $313,600 in expenses for Metro International, for which there was none in fiscal 1998 (5) additional consulting fees of $350,000 and (6) amortization of goodwill and acquisition costs associated with the purchase of Fanzine of $364,071. As a percentage of revenues, selling, general and administrative expenses were 40.6% in fiscal 1999 as compared to 32.4% in fiscal 1998 due to the foregoing reasons.

     Other income (expense) increased $1,245,966 to $2,114,768 in fiscal 1999 as compared to $868,802 in 1998. This increase is primarily due to an increase in interest expense from $973,918 at May 30, 1998 to $2,240,488 at May 29, 1999 attributable to the increase in borrowings to finance the acquisition of Fanzine.

     Metro Global recorded a net loss of $4,127,141 from continuing operations in fiscal 1999 as compared to a net loss from continuing operations of $721,746 in fiscal 1998. This loss is primarily due to the decrease in gross margin, the increase in selling, general and administrative expenses and the increase in interest expense, all as discussed above

Liquidity and Capital Resources

     Cash amounted to $144,288 at May 29, 1999. Metro Global's primary sources of cash in fiscal 1999 consisted of: (1)$506,256 in cash provided by operating activities in fiscal 1999, (2) approximately $1,317,000 in net proceeds from issuance of preferred stock, (3) proceeds from notes payable of $5,100,000, (4) proceeds from issuance of convertible debentures of $1,200,000, (5) borrowings under an accounts receivable line of credit, with a maximum borrowing limit of $1,000,000 and (6) proceeds from the exercise of warrants of $600,000.

     The primary uses of cash for the fiscal year ended May 29, 1999 consisted of: (1) investments in motion pictures and other films of $2,869,558, (2) payments on the acquisition of Fanzine of $4,168,860, (3) purchases of property and equipment of $477,322, (4) purchase of treasury stock of $507,500 and (5) payments on notes payable of $875,000. Metro Global had non-cash adjustments of $5,074,080 at May 29, 1999 primarily from depreciation and amortization and valuation of issued warrants.

     The net increase in accounts receivable of $2,906,281 was primarily due to the increase of sales for the period and the inclusion of approximately $1,894,724 of receivables of Fanzine, as compared to zero at May 31, 1998. Prepaid expenses increased $960,857 predominately due to prepayments made by Fanzine on paper and printing services for magazines not yet shipped and prepayment of interest expense. Accounts payable and accrued expenses increased $3,781,550 due to increased purchasing, increased spending for film production, the inclusion of payables of Fanzine totaling $2,543,103 and accrued interest and penalties on various borrowings.

     On July 1, 1998, Metro Global entered into a 12% convertible debenture totaling $200,000 with a related party. See "Item 12" below. The note was due on July 1, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. Metro Global recorded $60,248 of interest expense relating to the embedded beneficial conversion feature. Proceeds from the debenture were used for working capital. On July 1, 1999, the debenture was extended until July 1, 2001. In conjunction with the extension warrants were granted to purchase 50,000 shares of Metro Global's Common Stock for $2.58 per share.

     On August 1, 1998, Metro Global entered into notes payable totaling $1,000,000 with related parties. See "Item 12" below. The notes, which bear interest at 8%, were due August 1, 1999. Proceeds from the notes were used in the acquisition of Fanzine. In October 1998, the notes were reduced by $600,000 for the exercise of warrants. On August 1, 1999, the balance of the notes were extended for one year. In consideration of the extension, the interest rate increased from 8% to 10% and warrants were issued to purchase up to 115,000 shares of Common Stock at a price of $2.58, exercisable for a term of five years.

     On July 31, 1998, Metro Global entered into an 8% convertible debenture with an unrelated party for $1,000,000, which is due July 31, 2000 with interest payable quarterly, which was used in the purchase of Fanzine. In connection with this transaction, Metro Global issued a warrant for 75,000 shares of Common Stock at a price of $4.11 and a warrant for 25,000 shares of Common Stock at a price of $3.29, both exercisable over two years. Metro Global recorded a discount on the debenture of $157,700 for the valuation of the warrants. Metro Global amortized $65,708 of the discount to interest expense for the year ended May 29, 1999.

     The debenture was to mature on July 31, 2000. The holder of the debenture is entitled to convert, after 120 days of the agreement, the principal value into Metro Global's Common Stock at a discounted market price as is defined in the agreement. Metro Global has recorded $141,844 of interest expense relating to the embedded beneficial conversion feature in 1999. Metro Global is in technical default under the terms of the debenture due to the suspension of trading of its Common Stock on September 14, 1999.

     Beginning in April 1998, Metro offered 5% convertible Preferred Shares pursuant to Regulation S of the U.S. Securities Act of 1933. Metro Global received approximately $846,500 and $1,317,000 in net proceeds from the offering in fiscal 1998 and 1999, respectively. Proceeds from such agreement were used to fund working capital. Metro Global recognized dividends of $309,248 and $234,502 at May 29, 1999 and May 30, 1998, respectively, for the embedded beneficial conversion feature. During fiscal 1999, all of the Series A shares and accrued dividends were converted into 982,120 shares of Metro Global's Common Stock.

     In addition to the Series A Shares, Metro Global issued 400,000 warrants to purchase Metro Global Common Stock at $1.50 per share commencing April 20, 1998 exercisable over 5 years. Metro Global recognized a dividend of $1,212,000 for the year ended May 30, 1998 for the beneficial conversion feature. In October 1998, all 400,000 warrants were transferred to a related party and exercised. See "Item 12" below.

     On October 28, 1998, Metro Global entered into a note payable with an unrelated third party for $1,100,000. The note, which bears no interest, was due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant agreement, Metro Global issued the lender 150,000 restricted shares of Metro Global's Common Stock. Metro Global used $507,500 of the proceeds to repurchase 198,242 shares of its outstanding Common Stock from Metro Plus, a company partially owned by Kenneth Guarino. For the year ended May 29, 1999, Metro Global made one payment of $275,000. In September 1999, Metro Global and lender agreed to an extension of the note. Under the terms of the extension, payments totaling $550,000 are due by September 30, 1999 and the final payment of $275,000 is due on December 31, 1999. The September 30, 1999 payments are currently in default. If all payments are not made by January 1, 2000, Metro Global must issue the lender 100,000 shares of restricted stock as a penalty.

     On December 9, 1998, Metro Global entered into a six-month term loan agreement with an unrelated third party, under which it borrowed $3,000,000 at an interest rate of 10% per year. The proceeds were used toward the acquisition of Fanzine and to fund working capital. In connection with this transaction, Metro Global issued warrants to purchase up to 350,000 shares of Common Stock at a price of $3.00, expiring on December 31, 2001. Metro Global recorded interest expense of $577,000 for the valuation of the warrants. Additionally, Metro Global issued 100,000 shares of Common Stock and recorded $187,500 of interest expense. In September 1999, Metro Global and the lender agreed to an extension, under which Metro Global must pay $1.3 million upon closing a prospective financing with another lender. The other $1,800,000, which includes a $100,000 penalty, will be exchanged for 8% convertible debentures. The debentures are convertible at a rate of not more than 10% of the total debenture per week, at a price of 80% of the average closing bids for the five days preceding the conversion. In consideration of the extension, Metro Global will issue warrants to purchase up to 100,000 shares of Common Stock at a price of $1.75 per share with a two-year expiration. In the event that funding is not received on the prospective financing with Reservoir Capital, Metro Global will remain in default under the debt obligation.

     In June 1997, Metro entered into a line of credit agreement with Finova Capital Company, under which Metro may borrow up to 75% of assigned accounts receivable less than 90 days old, up to a maximum of $1,000,000. The balance due under the line of credit bears interest at the prime rate plus 5% per annum plus a collateral management fee. The outstanding balance under the line is secured by accounts receivable of Metro and guaranties of Metro Global and certain officers/shareholders. The line of credit expired during June 1999. As of May 29, 1999, the balance on the line of credit was $942,298. On June 30, 1999, Finova did not renew the agreement and is waiting to be repaid from the Reservoir Capital financing.

     In August 1999, Metro Global signed a $4,000,000 commitment letter with Reservoir Capital Corporation. Pursuant to the terms, Metro may borrow up to 70% of accounts receivable less than ninety day old, up to a maximum of $3,000,000. The accounts receivable borrowing base excludes foreign receivables and receivables where more than 50% of the balance is over ninety days old. Metro's borrowings on the receivables due from CVC, a related party, are limited to the lesser of 30% of total accounts receivable or $1,600,000. Additionally, Metro can borrow 40% of inventory, up to a maximum of $1,000,000.

     Borrowings under this loan bear interest at prime rate plus 3.5% per annum. Additionally, Metro must pay a service fee of .35% per month on the average daily loan balance. Metro must pay an unused fee of .25% on the amount of the borrowings under $2,000,000. The loan will be secured by the assets of Metro. The CVC accounts receivables will be guaranteed by the sole shareholder of CVC. Additionally, CVC will execute a put on the inventory of Metro in case of default

     Of Metro's total accounts receivable at May 29, 1999, $2,419,990 (40%) as compared to $2,477,041 (49%) at May 30, 1998 is owed by CVC, a chain of retail stores, which is wholly-owned by Kenneth Guarino, a principal shareholder and the

Acting Chief Executive Officer of Metro Global and for which Daniel Geribo, Metro Global's Director, serves as President and sole Director. Because of the amount of this receivable, the concentration of business with CVC and as CVC continues to open new retail locations, this receivable is monitored very closely and personally guaranteed by the wife of CVC's sole shareholder, Kenneth Guarino. All amounts due from CVC are predominantly maintained within 60 to 90 day terms. Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in Metro Global's financial statements.

     In fiscal 1999, Metro invested $2,869,558 in new feature films and video. Metro estimates it will invest approximately $2,500,000 to $3,000,000 in feature films and video during fiscal 2000. Financing for these activities has been and will continue to be generated through operating cash flows as well as funds received from its line of credit.

Capital Expenditures

     Capital expenditures for fiscal 1999 amounted to $477,322 as compared to $105,590 for fiscal 1998. Metro Global anticipates that its capital expenditures for fiscal 2000 will be approximately $500,000 to $750,000, primarily used for computer equipment, interactive media center units and other editing and duplicating equipment. Metro Global has negotiated a $1,000,000 capital lease line for its use which management believes will be sufficient.

     Management believes that funds provided by operations, existing and new line of credit, are adequate to meet the anticipated short-term and long-term capital needs. Management believes that inflation has not had a material effect on its operations.

Forward Looking Statements

     This Form 10-KSB Report contains "forward-looking statements," including statements in "Management's Discussion and Analysis or Plan of Operation," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. Such forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements including, without limitation government actions or initiatives, such as attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials.

Year 2000 Compliance

     As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Failure to adequately address this issue could have potentially serious repercussions. Metro Global has begun to identify, evaluate and implement changes to its existing computerized business systems. In addition, Metro Global is communicating with its vendors and other service providers to ensure that their products and business systems will be Year 2000 compliant. If modifications and conversions by Metro Global and those it conducts business with were not made in a timely manner, the Year 2000 problem could have a material adverse affect on Metro Global's business, financial condition and results of operations. Most of the systems of Metro Global have already been identified as Year 2000 compliant, including most financial applications. Although Metro Global is still quantifying the impact, Metro Global does not expect to expend more than $50,000 to $100,000. These costs are being expensed as incurred.

     As a contingency plan for the most reasonably likely worst case scenario, Metro Global has addressed all major elements related to this issue. Metro Global believes its technology systems will be ready for the Year 2000, but Metro Global may experience isolated incidences of non-compliance. Metro Global plans to allocate internal resources and retain consultants and vendor representatives to be ready to take action if these events occur. Although Metro Global values its established relationships with key vendors and other service providers, if certain vendors are unable to perform on a timely basis due to their own Year 2000 issues, Metro Global believes that substitute products or services are obtainable from other vendors. Metro Global also recognizes the risks if other key suppliers in utilities, communications, transportation, banking and government are not ready for the Year 2000, and is approaching this issue in the same manner.

Unaudited Restatements of Quarterly Information

     In the fourth quarter of fiscal 1999, Metro Global made significant adjustments to the financial statements which impact previously reported quarterly results of operations. The adjustments were made for such items as embedded interest and dividends, valuations of warrants and options and change in estimates. The following table presents the quarterly results of operations considering the above mentioned adjustments:


                                         For the Quarters Ended               Nine Months
                             Aug. 28, 1998   Nov. 28, 1998   Feb. 27, 1999   Feb. 27, 1999
                             -------------   -------------   -------------   -------------
Revenue                      $  6,520,569    $  8,503,284    $  9,567,751    $ 24,591,604
Cost of Revenues                4,374,558       6,445,803       7,063,744      17,884,105
                             ------------    ------------    ------------    ------------
                                2,146,011       2,057,481       2,504,007       6,707,499

SG&A                            2,169,895       2,377,230       2,724,787       7,271,912


Other Income (expense) net       (160,011)       (231,138)       (777,569)     (1,168,718)
                             ------------    ------------    ------------    ------------

Income before taxes              (183,895)       (550,887)       (998,349)     (1,733,131)

Tax Benefit                         6,436          19,280          34,923          60,639
                             ------------    ------------    ------------    ------------

Net Loss                     $   (177,459)   $   (531,607)   $   (963,426)   $ (1,672,492)
                             ============    ============    ============    ============


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
--------------------------------------------------

     The consolidated financial statements and supplemental data of Metro Global and the report of independent auditors thereon set forth at pages F-1 through F-27 herein are incorporated herein by reference.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURES
---------------------

     On May 10, 1999, Metro Global appointed the accounting firm of Grant Thornton, LLP as independent accountants for fiscal 1999 to replace Trien Rosenberg, Rosenberg, Weinberg, Ciullo & Fazzari, LLP, ("Trien"), who were Metro Global's certifying accountants since 1993, effective with such appointment. Metro Global's Board of Directors approved the selection of Grant Thornton, LLP as new independent accountants. Management had not consulted with Grant Thornton on any accounting, auditing or reporting matter prior to their appointment. During the two most recent fiscal years and interim period subsequent to May 30, 1998, there had been no disagreements with Trien on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Trien's report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. However, Metro Global's May 30, 1998, May 31, 1997 and May 31, 1996 financial statements have been restated (see Item 7 in the accompanying financial statements, note 14).

     On June 22, 1999, Grant Thornton resigned. Since Grant Thornton's appointment, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Grant Thornton did not audit Metro Global's May 29, 1999 records nor have they issued a report on Metro Global's financial statements. In its letter to the SEC, which is part of the Form 8-K/A filed with the Commission on July 13, 1999, Grant Thornton stated that it was unwilling to be associated with Metro Global's financial statements. Grant Thornton stated in its July 8, 1999 letter that it resigned as Metro Global's auditors because Grant Thornton was of the opinion that Kenneth F. Guarino had the operating and financial decision making authority at Metro Global. Mr. Guarino, who is a principal shareholder, subsequently became Acting Chief Executive Officer in September, 1999 (see "Item 9" below). Mr. Guarino was also the founder and is a former president of Metro Global, but until September 1999, had not served in such a capacity for 3 years. The ultimate operating and financial decision making authority rests solely with Metro Global's Board of Directors. Mr. Guarino is not currently a member of Metro Global's Board of Directors and does not have the ultimate authority to make operational or financial decisions on behalf of Metro Global.

     On July 16, 1999, Metro Global appointed the accounting firm of Imowitz Koenig & Co., LLP as independent accountants for fiscal 1999. Metro Global's Board of Directors approved the selection of Imowitz Koenig & Co., LLP as new independent accountants. Management did not consult with Imowitz Koenig & Co., LLP on any accounting, auditing or reporting matter prior to their appointment.

PART III
--------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------

     The following table sets forth all of the current directors and executive officers of Metro Global, their ages and the offices they hold with Metro Global as of October 4, 1999. Executive officers and employees serve at the discretion of the Board of Directors. All directors hold office until the next annual meeting of stockholders of Metro Global and until their successors have been duly elected and qualified.


Name                 Age  Position
----                 ---  --------

Kenneth F. Guarino   50   Acting Chief Executive Officer

Gregory N. Alves     32   Acting President and Director

A. Daniel Geribo     55   Director

Alan S. Casale       50   Director

Janet M. Hoey        36   Treasurer, Secretary and Director

     Kenneth F. Guarino was named Acting Chief Executive Officer in September 1999. Mr. Guarino, Metro Global's founder and former Chief Executive Officer, was retained by Metro Global in March 1999 as a consultant to advise the Board of Directors on various matters. When Dan H. Eberly resigned as Metro Global's President in June 1999, Mr. Guarino was asked to assist the Board in finding a new Chief Executive Officer. Since Metro Global has, as yet, been unable to recruit a new Chief Executive Officer, Mr. Guarino assumed the duties of Acting Chief Executive Officer in September 1999, while Gregory Alves has assumed the duties of Acting President. Metro Global is continuing its effort to recruit a permanent Chief Executive Officer. Mr. Guarino previously served as Metro Global's Chief Executive Officer from October 1995 until October 1996. Mr. Guarino has served since 1994 as an Executive Consultant to CVC. In 1997, Mr. Guarino pled guilty in U.S. District Court for the District of Nevada to participating in a conspiracy to impede the Internal Revenue Service in the assessment and collection of taxes owned by another individual.

     Gregory N. Alves was named Acting President in June 1999. Mr. Alves joined Metro Global in March 1998 as Vice-President and General Manager of West Coast operations. From 1996 until joining Metro Global, Mr. Alves served as general manager of Elegant Angel, a competitor of Metro. Prior to this, Mr. Alves owned VG Video, located in San Diego. Mr. Alves has extensive experience in the production, promotion and marketing aspects of the industry. Mr. Alves possesses an ownership interest in a production company employed by Metro Global, which received payments of $75,500 from Metro Global during fiscal 1999. Mr. Alves received his Bachelor's degree in Business Administration from National University. Mr. Alves was appointed to the Board of Directors in September 1999.

     A. Daniel Geribo has served as Metro Global's Secretary from 1997 to 1999 and as a Director since 1995. Mr. Geribo has also served as President, Treasurer, Secretary and sole Director of Capital Video, which operates a chain of retail video stores in the New England and upstate New York areas since November 1994, and from September 1993 to November 1994 served as General Manager of Capital Video, which is wholly-owned by Kenneth Guarino. From January 1983 to May 1993, Mr. Geribo served as President of Unfinished Furniture House, Inc., a chain of retail furniture stores. Mr. Geribo was President of Metro from November 1996 through October 1998.

     Alan S. Casale has been a principal in the accounting firm of Casale, Caliri, and Jeroma since its inception in 1996. Prior to 1996, Mr. Casale was a principal in the accounting firm of Cardello, Riccitelli & Casale, which he joined in 1987. Cardello, Riccitelli & Casale were the auditors of record of Metro Global from December 1992 to February 1993, and audited the financial statements of Metro global for the years ended May 31, 1992, and May 31, 1991. Mr. Casale, who specializes in taxation, valuation and litigation services, has over 25 years of experience in both the private and public sectors. Mr. Casale, a certified public accountant, received both his Bachelor of Science and Master of Taxation degrees from Bryant College. Mr. Casale is a member of both the American Institute and Rhode Island Society of Certified Public Accountants. Mr. Casale was appointed a Director of Metro Global in 1995.

     Janet M. Hoey was elected Treasurer of Metro Global in December 1997. Ms. Hoey was employed by the accounting firm of Ernst & Young from 1985 through 1990. From 1990 through 1996, Ms. Hoey was employed as controller and financial consultant by Quantum Resources, a forensic accounting and consulting company. Prior to joining Metro Global, Ms. Hoey was employed by Barnstable County Supply as its controller. Ms. Hoey, a certified public accountant, is a graduate of Providence College. Ms. Hoey was appointed to the Board of Directors and elected Secretary of Metro Global in September 1999.

     In addition to the Directors and Executive Officers listed above, Dennis Nichols is expected to make a significant contribution to the business of Metro Global and its subsidiaries. Dennis Nichols, 50, has served as President and sole Director of Metro since its inception in 1990. From March 1992 to November 1994, Mr. Nichols served as President, Treasurer, Secretary and Director of Capital Video Corporation, which operates a chain of retail video stores in the New England and upstate New York area and is wholly-owned by Kenneth Guarino.

     No director or executive officer serves pursuant to any arrangement or understanding between him or her and any other person(s), other than arrangement or understandings with directors and officers acting solely in their capacity as such. There are no family relationships among directors and executive officers of Metro Global.

Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires Metro Global's Officers and Director, and persons who own more than 10% of a registered class of Metro Global's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and greater then 10% stockholders are required by the Securities and Exchange Commission regulations to furnish Metro Global with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to Metro Global, or written representations that no Forms 5 were required, Metro Global believes that, during fiscal 1999, all Section 16(a) filing requirements were complied with in regards to its officers, directors and greater then 10% beneficial owners except that Briana Investment Group, LLP, Kenneth Guarino, A. Daniel Geribo and Alan Casale are late in filing Form 5 statements with respect to the fiscal year ended May 29, 1999. In addition, Gregory Alves and Janet Hoey are late in filing their initial statements of beneficial ownership on Form 3.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     The following table summarizes all compensation paid to the three persons who served as President of Metro Global during the fiscal year ended May 29, 1999 (the "Named Executive Officers"). No other executive officer earned compensation and bonus exceeding $100,000 during the fiscal year ended May 29, 1999.


                          Annual Compensation         Long Term Compensation
---------------------------------------------------------------------------------------------------------

Name and Principal                                 Other               Securities               All
Position              Fiscal                       Annual              Underlying               Other
                      Year       Salary    Bonus   Comp.     Awards    Options       Payouts    Comp.
---------------------------------------------------------------------------------------------------------
Dan Eberly            1999      $50,000      -        -         -         -             -         -
President (1)
---------------------------------------------------------------------------------------------------------
Gregory N. Alves      1999      $75,000      -        -         -         -             -         -
President (2)         1998      $18,750      -        -         -         -             -         -

---------------------------------------------------------------------------------------------------------
A. Daniel             1998      $30,000      -        -         -         -             -         -
Geribo                1997      $15,000      -        -         -         -             -         -
President (3)
---------------------------------------------------------------------------------------------------------


(1) Mr. Eberly was President of Metro Global from October 1998 to May 1999.

(2) Mr. Alves was elected Acting President of Metro Global in June 1999. Mr. Alves possesses an ownership interest in a production company employed by Metro Global, which received payments of $75,500 from Metro Global during fiscal 1999. See "Item 12. Certain Relationships and Related Transactions."

(3) Mr. Geribo was elected President of Metro Global in November 1996 and served as President until October 1998.

Options Granted in Last Fiscal Year

     Metro Global did not grant stock options to any of the Named Executive Officers during the fiscal year ended May 29, 1999.

Option Exercises in Last Fiscal Year and Fiscal Year-End Value of Unexercised Options

     None of the Named Executive Officers exercised any options for stock of Metro Global during the fiscal year ended May 29, 1999. The following table sets forth information with respect to the Named Executive Officers with respect to the unexercised options held by them as of the end of the fiscal year ended May 29, 1999.


Aggregated Options/SAR Exercises in Last Fiscal Year and fiscal year-end Option
-------------------------------------------------------------------------------
/SAR Values
-----------

                                                         Number of       Value of Unexercised
                                                        Securities           In-the-Money
                                                        Underlying          Options/SARs at
                                                        Unexercised             FY-end
                                                      Options/SARs at
                                                          FY-End

                         Shares          Value
                       Acquired on    Realized ($)     Exercisable /         Exercisable /
Name                  exercise (#)                     Unexercisable         Unexercisable
-------------------- ---------------- ------------- -------------------- ----------------------

A. Daniel Geribo
                            0              -           20,600/30,000         22,947/33,750
-------------------- ---------------- ------------- -------------------- ----------------------

(1) Based upon the difference between the closing price of Metro Global's Common Stock on May 29, 1999 of $3.125 and the option exercise price.

     In September 1993, a disinterested majority of the Board of Directors authorized the execution of an Employment Agreement with Kenneth F. Guarino, effective as of January 1, 1993. By mutual agreement, the employment agreement was terminated on December 31, 1996. In addition, Metro Global granted Mr. Guarino stock options to purchase up to 200,000 shares of Common Stock at a purchase price of $1.50 per share, exercisable in four annual installments of 50,000 shares commencing January 1, 1994. In January 1997 the term of the options was extended to December 31, 2006. The requirement that the options be exercised within 30 days after termination of employment was deleted.

     In March 1999, the Board of Directors entered into a one year consulting agreement with Mr. Guarino. In consideration of his services, Metro Global will pay Mr. Guarino $10,000 per month. In addition, Metro Global granted Mr. Guarino options to purchase up to 100,000 shares of Common Stock at a price of $2.00 per share, exercisable for a period of 5 years.

Compensation of Directors

     Metro Global does not currently pay or intend to pay cash compensation to its directors for their services in that capacity; however, directors who are not employees are reimbursed for out-of-pocket expenses incurred in connection with their attendance at Board of Directors or committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth certain information regarding Metro Global's Common Stock beneficially owned as of September 30, 1999 (i) by each person who is known by Metro Global to own beneficially more than 5% of Metro Global's Common Stock and (ii) by each of Metro Global's directors, Named Executive Officers and by all executive officers and directors as a group.



                                          No. of Shares of                  Percentage of
                                            Common Stock                Beneficial Ownership
Name and Address                         Beneficially Owned                      (1)
-------------------------------------- ------------------------ ------ ------------------------

Named Executive Officers and
Directors
-------------------------------------- ------------------------ ------ ------------------------
Janet Hoey                                                   0
268 Wilson Road
Fall River, MA  02720
-------------------------------------- ------------------------ ------ ------------------------
A. Daniel Geribo
788 Reservoir Avenue, Suite 300                         50,600    (2)                        *
Cranston, RI 02910
-------------------------------------- ------------------------ ------ ------------------------
Alan S. Casale
1140 Reservoir Avenue                                    1,220    (3)                        *
Cranston, RI  02920
-------------------------------------- ------------------------ ------ ------------------------
Gregory N. Alves                                        78,955    (4)                        *
5150 Avenida Hacienda
Tarzana, CA  91356
-------------------------------------- ------------------------ ------ ------------------------
All executive officers and directors
as a group (5 people)
                                                     2,750,176                           39.89
-------------------------------------- ------------------------ ------ ------------------------

5% Beneficial Owners
-------------------------------------- ------------------------ ------ ------------------------
Briana Investment Group, LP
c/o Helen Adderley, Esquire                          1,745,318                           25.31
Corner House
20 Parliament Street
Hamilton HM DX, Bermuda

-------------------------------------- ------------------------ ------ ------------------------
Kenneth F. Guarino                                   2,619,401  (5)                      37.99
50 Fort Avenue
Cranston, RI  02905
-------------------------------------- ------------------------ ------ ------------------------
Metro Plus
1060 Park Avenue                                       186,758                            2.71
Cranston, RI 02910
-------------------------------------- ------------------------ ------ ------------------------

* Beneficial ownership represents less than 1% of Metro Global's outstanding Common Stock.

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock which may be acquired upon exercise or conversion of warrants or Preferred Stock which are currently exercisable or exercisable within 60 days of September 30, 1999, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to the knowledge of Metro Global, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)  Represents unexercised stock options.

(3)  Includes 600 unexercised stock options.

(4) Includes 76,555 shares held by Mr. Alves' mother, with respect to which he disclaims beneficial ownership.

(5) Includes 300,000 unexercised stock options, 1,745,318 shares held by Briana Investment Group, LP, a trust established for the benefit of Mr. Guarino's spouse and children, and he has investment and voting power with respect to these shares, and 186,758 shares held by Metro Plus, a company partially owned by Kenneth Guarino.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     A. Daniel Geribo serves as the sole officer and director of, and Mr. Guarino also serves as the operations manager and is 100% owner of, CVC, which operates a chain of retail video stores in the New England and upstate New York area. CVC accounted for $9,358,002 (40%) and $9,952,316 (47%) of the revenues of Metro for the fiscal years ended May 29, 1999 and May 30, 1998. At May 29, 1999, $2,419,990 (40%) of Metro's outstanding accounts receivable were due from CVC. At May 30, 1998, $2,477,041 (49%) of Metro's outstanding accounts receivable were due. Payment of CVC's accounts receivable (a) is secured by CVC's inventory, which security interest is evidenced by that certain security agreement dated September 1993 and (b) is guaranteed by a personal guarantee executed by Mr. Guarino's spouse. The aging of the accounts receivable from CVC is as follows:


    ------------------- --------------- --------------- -------------- ---------------
                             Current        30-60 days     60-90 days    Over 90 days
    ------------------- --------------- --------------- -------------- ---------------

    May 29, 1999        $      684,339  $      599,408  $     561,475  $      574,768
    ------------------- --------------- --------------- -------------- ---------------

    May 30, 1998        $      998,408  $    1,328,941  $     149,692  $            0
    ------------------- --------------- --------------- -------------- ---------------

     While in the past, Metro Global did not allow CVC receivables to age beyond 90 days, Metro Global's management has determined that extending CVC's payment terms is reasonable and in the best interests of Metro Global because of the volume of business CVC has historically provided to Metro Global, the value of the inventory securing the payment of the accounts receivable, and the guarantee executed by Mrs. Guarino. During the year ended May 29, 1999, Metro Global billed CVC $187,498 for services rendered for distribution and sales analysis cost incurred by Metro Global.

     CVC owns and operates five Airborne for Men franchises. Because the Board of Directors believes that CVC's expertise in the operation of retail stores will significantly augment the value of the Airborne for Men franchise, Metro Global did not require CVC to pay the standard franchise fee of $20,000. During fiscal 1999,

Metro Global recorded from CVC $90,569 in royalty income pursuant to a franchise agreement for the operation of the five Airborne for Men stores owned and operated by CVC. CVC owns the initial Amazing Superstores opened in May, 1999 in Providence, Rhode Island.

     Effective May 1, 1993, Metro entered into a lease with Castle Properties, L.L.C., an entity principally owned by Mr. Guarino's spouse, for an approximately 50,000 square foot office, warehouse and shipping complex located in Cranston, Rhode Island. This facility houses Metro's executive, administrative, editorial and operational offices, the data center and customer service, warehouse and fulfillment facilities. The lease is for a term of ten years with two five-year renewal options, and provides for a fixed annual rent of $245,200 for the first five years, triple net. The annual rent for lease years six through ten and the rent for the renewal terms, if the lease is extended, shall be increased based on consumer price index. In fiscal 1998, Metro was granted a rent reduction of $81,733, which is being amortized over the remaining term of the lease. Approximately 7,500 square feet of the facility is sublet to CVC under an oral, month-to-month lease agreement for $4,000 per month.

     Metro Global pays property taxes on real property located at 1060 Park Avenue, Cranston, RI. This property is being leased by CVC from Centurion Financial Group, L.L.C., a company principally owned by a trust, the principal beneficiaries of which, are Mr. Guarino's children. For the year ended May 29, 1999, Metro Global incurred approximately $6,000 of expense.

     On December 3, 1997, Metro Global's Board of Directors awarded Kenneth Guarino 100,000 shares restricted and 100,000 shares unrestricted of Metro Global's Common Stock in consideration of certain consulting services. On that date, Metro Global's Common Stock was trading at $1.50 per share. Metro Global recorded $278,000 of consulting expense related to this transaction.

     On March 23, 1998, Metro Global entered into a one year 12% convertible debenture with Centurion Investment Group, Inc. for $250,000. Centurion Investment Group, Inc. is a Rhode Island company owned by a trust, the primary beneficiaries of which are Mr. Guarino's children. The debenture is convertible into Metro Global's Common Stock at a rate of $2.25 per share. On March 23, 1999, the debenture was extended for one year. In consideration therefore, the face value of the debenture was increased from $250,000 to $280,000 (representing accrued interest). Interest expense attributable to a beneficial conversion feature of the debenture of $62,556 was recorded by Metro Global during 1998.

     On March 23, 1998, Metro Global entered into a one year 12% convertible debenture with Cal Vista, Inc. for $250,000. Cal Vista is a trust established for the benefit of Mr. Guarino's spouse and children. The debenture is convertible at a rate of $2.25 per share. On March 23, 1999, the debenture was extended for one year. In consideration therefore, the face value of the debenture was increased from $250,000 to $280,000 (representing accrued interest). Interest expense attributable to a beneficial conversion feature of the debenture of $62,556 was recorded by Metro Global during 1998.

     On May 27, 1998, notes payable and accrued interest totaling $136,536 due to Kenneth Guarino were converted into 91,025 restricted shares of Metro Global's Common Stock. On that date, Metro Global's Common Stock was trading at $2.50 per share. On May 27, 1998, notes payable and accrued interest totaling $577,501 due to Metro Plus, a company partially owned by Kenneth Guarino, were converted into 385,000 restricted shares of Metro Global's Common Stock. Metro Global recorded additional interest expense of $499,826 for the year ended May 30, 1998.

     On July 1, 1998, Metro Global entered into a one year 12% convertible debenture with Cal Vista, Inc. Cal Vista is a trust established for the benefit of Mr. Guarino's spouse and children. The debenture has a face value of $200,000 and is convertible at a rate of $2.25 per share. On July 1, 1999, the debenture was extended for one year. In consideration therefore, the face value of the debenture was increased from $250,000 to $280,000 (representing accrued interest) and

Centurion Investment Group was granted warrants to purchase 50,000 shares of Metro Global's common stock for $2.58 per share. Interest expense attributable to a beneficial conversion feature of the debenture of $60,248 was recorded by Metro Global during 1999.

     On August 1, 1998, Metro Global issued its one-year promissory note in the principal amount of $250,000 bearing interest at 8% to Dennis Nichols, President of Metro. On August 1, 1999, the term of the note was extended for one year. In consideration for the extension, the interest rate was adjusted from 8% to 10%, the principal amount of the note was increased to $270,000 and Mr. Nichols was granted warrants to purchase 75,000 shares of Metro Global's Common Stock for $2.58 per share.

     On August 1, 1998, Metro Global entered into a one-year promissory note for $750,000 at 8% interest with Briana Investment Group ("Briana"). Briana is a trust established for the benefit of Mr. Guarino's wife and children. On August 1, 1999, the note was extended for one year and the interest rate was increased to from 8% to 10% and Briana was granted warrants to purchase 40,000 shares of Metro Global's Common Stock for $2.58 per share. In October 1998, an unrelated party holding 400,000 warrants issued in conjunction with the Series A Preferred stock transferred the warrants to Briana. In October 1999, Briana exercised the warrant, and the note payable was reduced from $750,000 to $150,000.

     On June 2, 1998, Messrs. Guarino and Nichols acquired from Priority Trading, Ltd. options to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $1.25 per share. Priority Trading had originally purchased the options from Metro Global on February 12, 1998 and had transferred them to Messrs. Guarino and Nichols on May 30, 1998. Messrs. Guarino and Nichols exercised the options on June 2, 1998 and both executed indemnification agreements with Metro Global in connection with their exercise of the warrants. On the date of exercise, Metro Global's Common Stock was being traded at the price of $2.65 per share. As a result of this transaction, Metro Global recorded $364,062 of consulting expense in fiscal 1998.

     In October 1998, Metro Global repurchased 198,242 shares of its outstanding Common Stock from Metro Plus, a company partially owned by Mr. Guarino. Metro Global paid $2.56 per share, which was the market price on the date of the transaction.

     On March 19, 1999, Metro Global entered into a one year consulting agreement effective April 1, 1999 with Kenneth Guarino, pursuant to which Metro Global will pay Mr. Guarino a fee of $10,000 per month. In addition, Metro Global granted Mr. Guarino options to purchase up to 100,000 shares of Common Stock at a price of $2.00 per share, exercisable for a period of 5 years. On that Date, Metro Global's Common Stock was trading at $2.063 per share. Since the date of the consulting agreement, Metro Global recorded consulting expense of $21,333 in connection with the issuance of the warrants and reimbursed Mr. Guarino for approximately $70,000 in expenses he has incurred in connection with his activities for Metro Global.

     Greg Alves, a director and Acting President of Metro Global, possesses an ownership interest in a production company that is employed by Metro Global or its subsidiaries. The production company received payments of $75,500 from Metro during fiscal 1999 and approximately $50,000 during fiscal 1998.

Conflicts of Interest

     Of necessity, some inherent conflict of interest is involved whenever Officers, Directors and others acting on behalf of Metro Global supply services or goods to Metro Global for compensation. Additional conflicts may arise in the future when Company Officers, Directors or significant shareholders are involved in the management of any other company with which Metro Global transacts business. Conflicts may also arise with respect to opportunities, which come to the attention of such persons. Conflicts may also arise with respect to the amount of time and effort devoted to respective businesses and opportunities.

     Many of the persons who perform services as Officers and Directors to Metro Global are actively, and in the future will be, involved in businesses from which they derive income, other than Metro Global. Their activities may include information and management of business ventures, the legal profession, purchase and sale of real estate and pursuit of other opportunities. It is expected that these persons will continue their separate business activities in conjunction with their activities at Metro Global.

     Although the Board of Directors believes that members of management will be of great assistance to Metro Global in the fulfillment of its corporate mission, some transactions may and will occur where Metro Global and a member of management will have conflicts in particular respects. Prospective investors are specifically cautioned that such conflicts will occur as a routine matter in the operation of Metro Global. However, it is intended that, in accordance with legal principals applicable to corporations, Metro Global's action will be determined whenever possible by a disinterested majority of the Board of Directors.

     It is Metro Global's policy that all transactions in which an Officer, Director or 5% shareholder has a direct or indirect interest be on terms no less favorable to Metro Global than Metro Global would grant to or obtain from a independent third-party in an arms-length transaction. Because a majority of the Board of Directors are not affiliated with CVC, all transactions between Metro Global or Metro and CVC have been, and all future transactions will be, approved and/or ratified by a disinterested majority of the Board of Directors.

PART IV
-------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

(A) EXHIBITS:

  2.1 Stock Purchase Agreement dated July 31, 1998 by and among Robert Maiello, Michael Levine, Philip P. Salvatore, Bart Senior and Metro Global Media, Inc. as filed with the Commission on August 15, 1998 as Exhibit (1) on Form 8-K and incorporated herein by reference.

  2.2 Rescission and Purchase Agreement dated September 29, 1999 by and among Metro Global Media, Inc., Metro, Inc., Fanzine International, Inc., Goldtree Publishing, Inc., Robert Maiello, Philip P. Salvatore, Bart Senior and Michael Levine as filed with the Commission on October 4,1999 as exhibit 2.1 on Form 8-K and incorporated herein by reference.

  2.3 Security Agreement dated September 29, 1999 between Fanzine International, Inc. and Metro Global Media, Inc. as filed with the
         Commission on October 4, 1999 as exhibit 2.2 on Form 8-K and incorporated herein by reference.

  2.4    Security   Agreement   dated   September  29,  1999   between   Fanzine
         International, Inc. and Metro Global Media, Inc. as filed with the Commission on October 4, 1999 as exhibit 2.3 on Form 8-K and incorporated herein by reference.

  2.5 Promissory Note dated September 29, 1999 from Robert Maiello, Michael Levine, Bart Senior and Philip P. Salvatore to Metro Global Media, Inc. as filed with the Commission on October 4, 1999 as exhibit 2.4 on Form 8-K and incorporated herein by reference.

  2.6 Promissory Note dated September 29, 1999 from Goldtree Publishing, Inc. to Metro Global Media, Inc. as filed with the Commission on October 4, 1999 as exhibit 2.5 on Form 8-K and incorporated herein by reference.

  2.7 Personal Guarantee of Michael Levine dated September 29, 1999 as filed with the Commission on October 4, 1999 as exhibit 2.6 on Form 8-K and incorporated herein by reference.

  2.8 Personal Guarantee of Robert Maiello dated September 29, 1999 as filed with the Commission on October 4, 1999 as exhibit 2.7 on Form 8-K and incorporated herein by reference.

  2.9 Personal Guarantee of Philip P. Salvatore dated September 29, 1999 as filed with the Commission on October 4, 1999 as exhibit 2.8 on Form 8-K and incorporated herein by reference.

  2.10 Personal Guarantee of Bart Senior dated September 29, 1999 as filed with the Commission on October 4, 1999 as exhibit 2.9 on Form 8-K and incorporated herein by reference.

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

  10.4   Form of Airborne  For  Men, Ltd. Franchise Agreement,  filed as Exhibit
         10.15  to  the   Post-Effective  Amendment  No. 14 to the  Registration
         Statement on Form SB- 2 and incorporated herein by reference.

  10.5 Promissory note of Metro, Inc. payable to the order of Kenneth F. Guarino dated as of May 24, 1995 in the principal amount of $63,393 as filed with the Commission as Exhibit 10.13 to the Form 10-KSB for the fiscal year ended May 30, 1995 and incorporated herein by reference.

  10.6 Capital Stock Purchase Agreement dated as of November 30, 1995 by and between Airborne for Men, Ltd. and Capital Video Corporation, as filed with the Commission on December 10, 1995 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.

  10.7 Debt Conversion Agreement between Capital Video Corporation and the Registrant, as filed with the Commission on December 11, 1995 as
         Exhibit 10.2 to the Form 8-K and incorporated herein by reference.

  10.8 Capital Stock Purchase Agreement dated as of January 31, 1996 by and between Airborne for Men, Ltd. and Capital Video Corporation as filed with the Commission on May 9, 1996 as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended February 28, 1996 and incorporated herein by reference.

  10.9 Amendment to Capital Stock Purchase Agreement dated as of November 30, 1996 by and between Airborne For Men, Ltd. and Capital Video Corporation, as filed with the Commission on August 28, 1996 as Exhibit
         10.16 to the Form 10-KSB for the fiscal year ended May 30, 1996 and incorporated herein by reference.

  10.10 Amendment Agreement dated as of December 31, 1995 between Kenneth Guarino and the Registrant, as filed with the Commission on August 28, 1996 as Exhibit 10.17 to the Form 10-KSB for the fiscal year ended May 30, 1996 and incorporated herein by reference.

  10.11 Amendment to Stock Option Agreement dated January 16, 1997 by and between Kenneth F. Guarino and the Registrant, as filed with the Commission on April 15, 1997 as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended March 1, 1997 and incorporated herein by reference.

  10.12 Indemnification Agreement dated December 3, 1996 by Kenneth F. Guarino in favor of Registrant as filed with the Commission on April 15, 1997 as Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the quarter ended March 1, 1997 and incorporated herein by reference.

  10.13 Termination Agreement dated April 10, 1997 between Capital Video Corporation, Elvira Famiglietti and Metro, Inc. as filed with the Commission on April 15, 1997 as Exhibit 10.3 to the Quarterly Report on Form 10-QSB for the quarter ended March 1, 1997 and incorporated herein by reference.

  10.14 Description of Directors Compensation Arrangement, as filed with the Commission on April 15, 1997 as Exhibit 10.4 to the Quarterly Report on Form 10-QSB for the quarter ended March 1, 1997 and incorporated herein by reference.

  10.15 Registration Rights Agreement dated May 8, 1997 between Briana Investment Group, Ltd. and the Registrant, as filed with the Commission on May 8, 1997 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.

  10.16 Employment Agreement dated July 31, 1998 between Robert Maiello and Metro Global Media, Inc. as filed with the Commission on August 15, 1998 as Exhibit (2) on Form 8-K and incorporated herein by reference.

  10.17 Employment Agreement dated July 31, 1998 between Michael Levine and Metro Global Media, Inc. as filed with the Commission on August 15, 1998 as Exhibit (3) on Form 8-K and incorporated herein by reference.

  10.18 Employment Agreement dated July 31, 1998 between Philip P. Salvatore and Metro Global Media, Inc. as filed with the Commission on August 15, 1998 as Exhibit (4) on Form 8-K and incorporated herein by reference.

  10.19 Employment Agreement dated July 31, 1998 between Bart Senior and Metro Global Media, Inc. as filed with the Commission on August 15, 1998 as Exhibit (5) on Form 8-K and incorporated herein by reference.

* 10.20 Consulting Agreement dated March 19, 1999 between Metro Global Media, Inc. and Kenneth F. Guarino.

* 10.21 License Agreement dated July 21, 1999 between Colorado Satellite Broadcasting, Inc. and Metro Global Media, Inc. on behalf of itself and its wholly owned subsidiary, Metro, Inc.

* 10.22 Amendment to No. 1 Business Consulting Agreement dated September 10, 1999 between Metro Global Media, Inc. and Kenneth F. Guarino.

* 10.23 Loan and Security Agreement dated September 30, 1999 by and between Metro Global Media, Inc.,Metro, Inc. and Reservoir Capital Corporation.

  21     Subsidiaries of the Registrant:

                      Metro, Inc.
                      Metro West Studios, Inc.
                      Rocket Media Group, LLC
                      Airborne for Men, Ltd.
                      Metro International Distributors
                      Amazing Direct, Inc.
                      Fanzine International, Inc.

  99.1 Letter from Ellis L. Levin, Director of Ten Eyck Associates, Inc., dated March 5, 1998 as filed with the Commission on April 13, 1998 as Exhibit
        (1) on Form 8-KA and incorporated herein by reference.

  99.2 Letter from Trien Rosenberg, Rosenberg, Weinberg, Ciullo & Fazzari LLP, dated March 18, 1998 as filed with the Commission on April 13, 1998 as Exhibit (2) on Form 8-KA and incorporated herein by reference.

* 27.1  Financial Data Schedule for 1999

* 27.2  Restated Financial Data Schedule for 1998


(B) REPORTS ON FORM 8-K

1. Report on Form 8-K, filed May 14, 1999, as amended by Report on Form 8-K/A, filed May 19, 1999 and Report on Form 8-K/A, filed May 28, 1999, reporting, under Item 4: Changes in Registrant's Certifying Accountant, that on May 10, 1999, Metro Global appointed the accounting firm of Grant Thornton, LLP as independent accountants for fiscal 1999 to replace Trien Rosenberg, Rosenberg, Weingerg, Ciullo & Fazzari, LLP.

                               S I G N A T U R E S

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Metro Global Media, Inc.

                                       By: /s/ Gregory N. Alves
                                       ------------------------
                                               Gregory N. Alves,
                                               Acting President

                                       Date:   October 5, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                        Title                                Date
---------                        -----                                ----

/s/ Kenneth F. Guarino    Acting Chief Executive Officer         October 5, 1999
----------------------    (principal executive officer)
    Kenneth F. Guarino

/s/ Gregory N. Alves      Acting President and Director          October 5, 1999
--------------------
    Gregory N. Alves

/s/ A. Daniel Geribo      Director                               October 5, 1999
--------------------
    A. Daniel Geribo

/s/ Janet M. Hoey         Treasurer (principal                   October 5, 1999
-----------------         financial and accounting Officer)
    Janet M. Hoey         , Secretary and Director

/s/ Alan S. Casale        Director                               October 5, 1999
------------------
    Alan S. Casale

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report...........................................F-1

Consolidated Balance Sheet.............................................F-2

Consolidated Statements of Operations..................................F-4

Consolidated Statements of Shareholders' Equity........................F-5

Consolidated Statements of Cash Flows..................................F-6

Notes to Consolidated Financial Statements.............................F-9 - F27

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Metro Global Media, Inc. and Subsidiaries
Cranston, Rhode Island


We have audited the accompanying consolidated balance sheet of Metro Global Media, Inc. and Subsidiaries (the "Company") as of May 29, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended May 29, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metro Global Media, Inc. and Subsidiaries as of May 29, 1999 and the results of their operations and their cash flows for each of the years in the two-year period ended May 29, 1999, in conformity with generally accepted accounting principles.



                                            Imowitz Koenig & Co., LLP

New York, New York

September 17, 1999, except for note
17, as to which the date is October 5, 1999

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MAY 29, 1999
--------------------------------------------------------------------------------


                                     Assets
                                     ------

Current Assets
--------------

  Cash                                                              $   144,288
  Accounts receivable, less allowance for doubtful accounts
    of $237,100                                                       5,504,476
  Accounts receivable, related party                                  2,419,990
  Inventory                                                           4,104,080
  Recoverable income tax                                                339,000
  Prepaid expenses and other current assets                             995,426
                                                                    -----------

Total Current Assets                                                 13,507,260
---------------------                                               -----------



  Motion pictures and other films at cost, less accumulated
    amortization of $8,734,633                                        4,853,527

  Property and equipment at cost, less accumulated
    Depreciation of $2,194,911                                        2,027,274

  Goodwill, net of accumulated
    amortization of $364,071                                          3,804,789

  Other assets                                                          267,556
                                                                    -----------


Total Assets                                                        $24,460,406
------------                                                        ===========


                 See Notes to Consolidated Financial Statements
                                       F2

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MAY 29, 1999
--------------------------------------------------------------------------------

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities
-------------------

  Current portion of capital lease obligations                     $    273,521
  Short-term borrowings                                               4,767,298
  Related party convertible debentures                                  560,000
  Convertible debentures                                                908,008
  Accounts payable and accrued expenses                               7,700,217
  Income taxes payable                                                  458,769
                                                                    -----------

Total current liabilities                                            14,667,813
-------------------------


  Notes payable to related parties                                      600,000
  Capital lease obligations, less current portion                       315,851
                                                                    -----------

Total liabilities                                                    15,583,664
-----------------                                                   -----------


  Minority interest                                                      53,467
  Commitments and Contingencies


Shareholders' equity
--------------------


  Preferred Stock, no par value; authorized 2,000,000 shares;
    issued and outstanding, none
  Common stock, $.0001 par value; authorized 10,000,000
    shares; issued 6,542,198 shares and outstanding,
    6,343,956 shares                                                        654
  Additional paid in capital                                         15,456,612
  Accumulated deficit                                                (5,759,509)
  Accumulated other comprehensive loss - foreign exchange                (6,765)
                                                                    -----------
                                                                      9,690,992

  Unearned compensation                                                (360,217)
  Less cost of Treasury Stock (198,242 common shares)                  (507,500)
                                                                    -----------

Total shareholders' equity                                            8,823,275
--------------------------                                          -----------


Total liabilities and shareholders' equity                          $24,460,406
------------------------------------------                          ===========



                 See Notes to Consolidated Financial Statements
                                       F-3

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------

                                                                         1998
                                                          1999        as restated
                                                          ----        -----------

  Revenues                                            $ 23,389,171    $ 20,391,134
  Cost of revenues, including amortization of
    motion pictures and other films of
    $1,757,722 and $1,327,856, respectively             16,074,451      13,168,214
                                                      ------------    ------------
                                                         7,314,720       7,222,920

  Selling, general and administrative expenses
    (including $108,333 and $278,000 to related
    parties in 1999 and 1998, respectively)              9,493,943       6,606,180
                                                      ------------    ------------
                                                        (2,179,223)        616,740
                                                      ------------    ------------
Other income and (expenses)
---------------------------

  Interest expense (including $175,575 and $562,133
    to related parties in 1999 and 1998, respectively)  (2,240,488)       (973,918)
  Royalty income                                           130,145         127,206
  Miscellaneous income(expense)                                822          (3,870)
  Minority interest                                         (5,247)        (18,220)
                                                      ------------    ------------
                                                        (2,114,768)       (868,802)
                                                      ------------    ------------

Loss from continuing operations                         (4,293,991)       (252,062)

  Provision (benefit) for income taxes                    (166,850)        469,684
                                                      ------------    ------------

Loss from continuing operations                         (4,127,141)       (721,746)

Income from discontinued operations (net of tax)           150,201
                                                      ------------    ------------

Net loss                                              $ (3,976,940)   $   (721,746)
                                                      ============    ============

Loss Per Share:

  Loss from continuing operations:
    Basic and Diluted                                 $      (0.80)   $      (0.60)
  Income from discontinued operations:
    Basic and Diluted                                 $       0.03    $       0.00
  Net loss:
    Basic and Diluted                                 $      (0.77)   $      (0.60)
  Weighted average number of shares:
    Basic and Diluted                                    5,511,084       3,662,719



                 See Notes to Consolidated Financial Statements
                                      F-4

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------

                                                                                                   Retained
                                             Series A                                Additional    Earnings
                                         Preferred Stock   Common Stock   Treasury    Paid-in     (accumulated  Unearned
                                         Shares    Amt     Shares     Amt  Stock      Capital       deficit)  Compensation  Total
 Balance at May 31, 1997 (as restated)                     3,558,168  $356  -0-       $5,714,557   $1,202,777    $ -0-   $6,917,690
 Adjustments (see note 14)                                                                            137,500   (496,371)  (358,871)
                                                           ---------  ----  ---       ----------   ----------   -------------------
 Balance at May 31, 1997 (as restated)                     3,558,168  $356  -0-       $5,852,057   $  706,406    $ -0-   $6,558,819

 Shares issued:
   as compensation                                           211,000    21               678,576                 (64,375)   614,222
   in connection with conversion
     of related party notes payable,
     accrued interest and extinguishment                                               1,213,816                          1,213,863
     of debt                                                 476,025    47
   upon issuance of Series A
     Preferred stock (less offering
     costs of $11,500)                    2,175  2,163,500                                                                2,163,500
  Embedded interest on
     convertible debentures                                                              125,112                            125,112
 Subscription receivable on Series
     A Preferred Stock                   (1,320)(1,317,000)                                                              (1,317,000)
 Dividends on Series A Preferred Stock              11,479                             1,446,502  (1,457,981)
 Net Loss                                                                                           (721,746)              (721,746)
                                            --- ---------- ---------  ----  ---       ---------- -----------    -------------------
 Balance at May 30, 1998 (as restated)      855 $  857,979 4,245,193  $424  -0-       $9,316,063 $(1,473,321)   $(64,375)$8,636,770

 Shares issued:                                              414,885    42             1,037,550                (415,380)   622,212
   as compensation
   in connection with conversion of
     Series A Preferred Stock              (855)(857,979)    982,120    98             2,174,902                          1,317,021
   as interest cost on borrowings                            250,000    25               569,975                            570,000
   upon exercise of warrants                                 400,000    40               599,960                            600,000
   upon exercise of option                                   250,000    25               299,975                            300,000
 Embedded interest on
   convertible debentures                                                                202,092                            202,092
 Dividends on Series A Preferred Stock                                                   309,248     (309,248)
 Purchase of Treasury Stock                                                 (507,500)                                      (507,500)
 Issuance of unexercised warrants                                                        818,847                            818,847
 Issuance of unexercised options                                                         128,000               (128,000)
 Amortization of unearned compensation
   -stock                                                                                                       247,538     247,538
 Net Loss                                                                                          (3,976,940)           (3,976,940)
                                             ---    ---    ---------  ---- ---------------------  ---------------------  ----------
 Balance, May 29, 1999                       -0-    -0-    6,542,198  $654 $(507,500)$15,456,612  $(5,759,509)$(360,217) $8,830,040
                                             ===    ===    =========  ==== =====================  =====================  ==========



                 See Notes to Consolidated Financial Statements
                                       F-5

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------

                                                                           1998
                                                            1999       as restated
                                                            ----       -----------

Cash flows from operating activities:
  Net loss                                              $(3,976,940)   $  (721,746)
                                                        -----------    -----------

Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation Expense                                      513,773        385,226
  Amortization of motion pictures and other films         1,757,722      1,327,856
  Amortization of deferred rent                             (14,011)       (14,011)
  Amortization of unearned compensation                     247,538           --
  Amortization of goodwill                                  364,071           --
  Amortization of discount on debenture                      65,708           --
  Accrued interest added to note payable principal           60,000           --
  Discount on issuance of convertible debenture            (157,700)          --
  Interest expense on extinguishment of related party
    debt                                                       --          499,826
  Allowance for doubtful accounts                            74,070        140,948
  Embedded interest on convertible debentures               202,092        125,112
  Common Stock issued for consulting services               573,478        607,372
  Common Stock issued for compensation                         --            6,850
  Common Stock issued for interest expense                  570,000           --
  Issuance of warrants                                      818,847           --
  Minority interest                                           5,247         18,220
  Foreign exchange                                           (6,765)          --
(Increase) decrease in assets:
  Accounts receivable                                    (2,906,281)    (1,152,172)
  Inventory                                                (377,117)       (42,462)
  Prepaid expenses and other current assets                (960,857)       (37,291)
  Other assets                                              (93,819)        37,395
  Recoverable income tax                                   (134,000)       287,000
  Deferred income taxes                                     165,650           --
 Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                   3,781,550        220,511
  Income taxes payable                                       99,650         (4,018)
  Deferred income taxes                                     (35,700)          --
                                                        -----------    -----------

Total adjustments                                         4,483,196      2,536,312
                                                        -----------    -----------

Net cash provided by operating activities               $   506,256    $ 1,814,566
                                                        -----------    -----------



                 See Notes to Consolidated Financial Statements
                                       F-6

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------

                                                                           1998
                                                       1999            as restated
                                                       ----            -----------
Cash flows from investing activities:

  Acquisition of Fanzine                            (4,000,000)               --
  Acquisition costs                                   (168,860)               --
  Investments in motion pictures and other films    (2,869,558)         (2,279,676)
  Purchase of property and equipment                  (477,322)           (105,590)
                                                    ----------          ----------

Net cash used in investing activities               (7,515,740)         (2,385,266)
-------------------------------------               ----------          ----------

Cash flows from financing activities:

  Proceeds from the issuance of Series A
    convertible Preferred Stock                      1,317,021             846,500
  Purchase of Treasury Stock                          (507,500)               --
  Proceeds from issuance of common stock                48,734                --
  Proceeds from exercise of warrants                   600,000                --
  Proceeds from issuance of convertible debentures   1,200,000             500,000
  Net proceeds from (payments on) line of credit       412,026            (366,975)
  Proceeds on notes payable                          5,100,000                --
  Principal payments on notes payable                 (875,000)               --
  Principal payments on capital lease obligations     (356,504)           (281,554)
  Contribution from joint venture partner               30,000                --
                                                     ---------          ----------

Net cash provided by financing activities            6,968,777             697,971
-----------------------------------------            ---------          ----------


Net increase (decrease) in cash                        (40,707)            127,271

Cash, beginning of year                                184,995              57,724
                                                     ---------          ----------

Cash, end of year                                    $ 144,288          $  184,995
                                                     =========          ==========


Supplemental disclosures of cash flow information:

    Cash paid during the year for:

        Interest                                     $ 236,728          $  278,248
                                                     =========          ==========

        Income taxes                                 $    -             $   29,637
                                                     =========          ==========





                 See Notes to Consolidated Financial Statements
                                       F-7

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED MAY 29, 1999 and MAY 30, 1998
--------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities:

     During the year ended May 29, 1999, a payable of $300,000 was converted into 250,000 restricted shares of Metro Global's Common Stock by a related party (see note 11).

     During the year ended May 29, 1999, 2,175 shares of Series A preferred stock plus accrued dividends of $35,247 were converted into 982,120 shares of Metro Global's Common Stock. Metro Global recognized total dividends of $543,750 relating to the beneficial conversion feature of this stock. As of May 29, 1999 all shares have now been converted.

     During the year ended May 30, 1998, notes payable and accrued interest totaling $714,037 were converted into 476,025 restricted shares of Metro Global's Common Stock.

     Capital lease obligations of $230,382 and $412,495 were incurred during the years 1999 and 1998, respectively, when Metro Global entered into capitalized leases for office equipment and machinery and equipment.


                 See Notes to Consolidated Financial Statements
                                       F-8

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------


1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

     Metro Global Media, Inc. ("Metro Global"), which was incorporated in November 1987, produces and distributes, predominantly in the United States, motion pictures and other entertainment products (including magazines, videos and novelties) and related ancillary products to wholesalers and retailers oriented to the adult entertainment market.

     On August 3, 1998, Metro Global purchased 100% of the outstanding stock of Fanzine International, Inc. ("Fanzine"). Fanzine publishes a series of monthly, bi-monthly and event-driven magazines, as well as calendars and "how-to" digests. On September 29, 1999, Metro Global sold Fanzine back to the former shareholders and a company controlled by the former shareholders. Accordingly, Metro Global has accounted for the Fanzine segment as discontinued operations (see notes 17 and 18) in the accompanying financial statements.

Plan of Operation

     As described in the following footnotes, Metro Global is in default under certain debt agreements. Metro Global has arranged for alternative financing, however, funding has not yet occurred. Proceeds of the loan will be utilized to cure the defaulted debt. In the event that proceeds are not received from this loan, Metro Global will remain in default under its debt obligations.

     As described in Note 17, Metro Global has sold Fanzine, its publishing segment, and expects to utilize a substantial portion of the proceeds to retire debt.

     In addition, on September 14, 1999, the NASDAQ Stock Market halted the trading of Metro Global's common stock due to Metro Global's late filing of its fiscal 1999 Annual Report on Form 10-KSB.

Year-end

     Beginning May 31, 1997, Metro Global changed its fiscal year end to a 4-4-5 week format, which results in Metro Global's year-end to be on the last Saturday in May of each year.

Principles of Consolidation

     The consolidated financial statements include the accounts of Metro Global and its majority-owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Recognition of Revenues

     Revenue is recognized at the time Metro, Inc. ("Metro"), a wholly owned subsidiary of Metro Global, sells motion pictures and other products to customers. Fees collected from motion pictures licensed as television program material are recognized as revenue when the license period begins and the licensee is able to exercise rights under the agreement.

     Sales of magazines and estimated sales returns are recorded when each issue is shipped to the distributor.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------


1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Due to their prospective nature, it is reasonable to expect actual results to differ from those estimates.

Accounts Receivable

     Accounts receivable for Fanzine are recorded net of estimated returns of magazines, credits and allowances. Retail sellers of magazines retain the right to return magazines for a number of months after the date the magazine is "off-sale," accordingly, the allowance for returns is normally a high percentage of the gross receivables in the magazine publishing industry. When actual returns are received or documented, the corresponding receivable and allowance are reduced. The allowance for returns at May 29, 1999 totals $10,505,195.

Inventory

     Inventory is valued at the lower of cost (first-in, first-out method) or market and consists principally of motion picture films, magazines and novelty items held for resale.

Foreign Currency Translation

     The financial statements of the subsidiary outside the United States is measured using the local currency as the functional currency. Metro Global translates the assets and liabilities of its foreign subsidiary at the exchange rate in effect at year-end. Net revenues and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation (which constitute other comprehensive income or loss) are credited or charged to stockholders' equity in the accompanying consolidated balance sheet. Transaction gains or losses are recorded in selling, general and administrative expense and are not material.

Property and Equipment

     The cost of property and equipment, including leasehold improvements, is charged to operations over the estimated useful lives of the respective assets using depreciation computed by the straight-line method ranging from five to ten years. Amortization of assets held under capital leases is included in depreciation expense. Maintenance and minor repairs and replacements are charged directly to operations. Major renewals and improvements are capitalized. Costs and accumulated depreciation applicable to assets sold are removed from the accounts and any gain or loss on disposal is charged or credited to income.

Motion Picture and Other Films

     Motion picture films, including videocassettes, video libraries, video rights, CD-ROMs and DVDs are reflected at the lower of amortized cost or net realizable value. The cost of motion picture films is charged to operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. Estimated future revenues are periodically reviewed and, revisions may be made to amortization rates or write-downs made to the film's net realizable value as a result of significant changes in future revenue estimates. Net realizable value is

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------


1. Nature of Business and Summary of Significant Accounting Policies (Continued)

     the estimated selling price in the ordinary course of business, less estimated costs to complete and exploit in a manner consistent with realization of that income. More than 70% of film costs are expected to be amortized in the first three years commencing upon the release of the respective motion picture films.

Earnings per Share

     During the year ended May 30, 1998, Metro Global adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements, the dilutive effect of certain Common Stock equivalents is excluded from the computation of basic earnings per share. Diluted earnings per share is calculated similarly to fully diluted earnings per share as required under APB 15. All prior period earnings per share data presented have been restated to conform to the provisions of this statement.

     Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders (net income (loss) reduced (increased) by preferred stock dividends) divided by the weighted average number of shares outstanding during the year. Diluted earnings per share is consistent with basic earnings per share while giving effect to all dilutive potential common shares that would have been outstanding if the dilutive potential common shares had been issued, while adding back to income any preferred dividend or interest expense on convertible securities; however, such calculations are ignored if they are antidilutive.

Reclassification

     Certain items in the financial statements for the year ended May 30, 1998 have been reclassified to conform with the current year presentation.

Deferred Income Taxes

     Metro Global follows Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years which taxes are expected to be paid or recovered.

Goodwill and Acquisition Costs

     Goodwill and acquisition costs are being amortized on a straight-line basis over ten years. Amortization expense amounted to $333,333 for goodwill and $30,738 for acquisition costs for the year ended May 29, 1999.

Comprehensive Income (loss)

     In 1999, Metro Global adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which requires the display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) includes net earnings and unrealized gains and losses from currency translation, available for sale marketable securities and minimum pension liability adjustments. Metro Global's single component of comprehensive loss as of May 29, 1999 consists of a current period charge of $(6,765) in foreign currency translation.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------


1. Nature of Business and Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     SFAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative, instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The adoption of SFAS 133 will have no effect on the financial statements of Metro Global, as Metro Global has no derivative activity.

2. Acquisitions

Amazing Direct

     In March 1998, Metro Global acquired an 80% interest in Amazing Direct, a Nevada Corporation by purchasing four hundred shares of its outstanding stock at $2.00 per share. Amazing Direct is a mail order company. In March 1999, Metro Global acquired the remaining 100 shares outstanding.

Maxstone Media

     In August 1997, Rocket Media Group, LLC, a wholly owned subsidiary of Metro entered into a joint venture with Salmill Enterprises, Inc. for the purpose of magazine publishing. Under the terms of the agreement, Rocket contributed a sub-license agreement for the rights to certain titles, names and materials and Salmill contributed its publishing and circulation expertise into a newly formed entity Maxstone Media, LLC. Each joint venture partner contributed $30,000. Metro Global, which effectively controls Maxstone Media, has included Maxstone Media's results from operations in the consolidated financial statements. Minority interest amounted to $53,467 at May 29, 1999.

Fanzine International, Inc.

     On August 3, 1998, Metro Global acquired 100% of the stock of Fanzine International, Inc. ("Fanzine") for a cash purchase price of $4,000,000, plus contingent consideration. Fanzine, which began operations on August 1, 1997, publishes event driven, mainstream magazines translated into seven languages and distributed worldwide. The contingent consideration consisted of 1,000,000 restricted shares of Metro Global's Common Stock with put option rights at $8.00 per share to be exercised by the selling shareholder's during the second year on a quarterly basis, if certain minimum earnings, as defined, are met. During Fanzine's first year of operations, Metro Global had the right to call the shares

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------


2. Acquisitions (Continued)

at the greater of $6.00 per share or 75% of the market price. Metro Global did not call the shares. The acquisition agreement also provided for a reduction in purchase price if Fanzine's results of operations did not meet certain minimum earnings.

     The acquisition was accounted for as a purchase. The excess of the purchase price over the fair market values of net assets acquired, which included, among others, licences, trademarks, and distribution rights, was allocated to goodwill and amortized over ten years. The cash portion of $4,000,000 was financed by a long-term convertible debenture and other short-term borrowings. On September
29, 1999, Metro Global sold Fanzine's stock back to the selling shareholders (see note 17).

3. Property and Equipment


   Property and equipment consists of the following at May 29, 1999,

           Machinery and equipment                                   $2,328,984
           Furniture and fixtures                                       603,505
           Office equipment                                             928,429
           Automobiles                                                   73,125
           Leasehold improvements                                       288,142
                                                                     ----------
                                                                      4,222,185
           Less: Accumulated depreciation                             2,194,911
                                                                     ----------

           Total                                                     $2,027,274
                                                                     ==========



4. Motion Pictures and Other Films


   Motion pictures and other films consists of the following at May 29, 1999,


           Motion picture films produced and released               $ 9,217,850
           Rights acquired to release motion pictures
             and other films                                          2,161,854
           CD-ROM/DVD                                                   500,878
           Motion picture films in process                            1,707,578
                                                                    -----------
                                                                     13,588,160
           Less: Accumulated amortization                             8,734,633
                                                                    -----------

           TOTAL                                                    $ 4,853,527
                                                                    ===========

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------


5.  Debt

     During the year ended May 30, 1998 certain notes payable due to related parties (see note 11) with principal and accrued interest of $714,037 were converted into 476,025 shares of Metro Global's Common Stock. Metro Global recognized additional interest expense of $499,826 on this transaction.

     On August 1, 1998, Metro Global entered into notes payable totaling $1,000,000 with related parties. The notes, which bear interest at 8%, were due August 1, 1999. Proceeds from the notes were used in the acquisition of Fanzine. In October 1998, $600,000 of debt was converted into 400,000 shares of Metro Global's Common Stock (see note 11). On August 1, 1999, the balance of the notes were extended for one year. In consideration of the extension, the interest rate increased from 8% to 10% and warrants were issued to purchase up to 115,000 shares of Common Stock at a price of $2.58, exercisable for a term of five years.

     On October 28, 1998, Metro Global entered into a note payable with an unrelated third party for $1,100,000. The note, which bears no interest, was due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant agreement, Metro Global issued the lender 150,000 restricted shares of Metro Global's Common Stock. Metro Global recorded interest expense of $243,412 in 1999 in connection with the issuance of the restricted stock. Metro Global used $507,500 of the proceeds to repurchase 198,242 shares of its outstanding Common Stock from Metro Plus, a company partially owned by Kenneth Guarino, Acting Chief Executive Officer of Metro Global and a significant shareholder (see note
11). For the year ended May 29, 1999, Metro Global made one payment of $275,000. As a result, default interest at 11% per annum has been accrued on this note. In September 1999, Metro Global and the lender agreed to an extension of the note. Under the terms of the extension, payments totaling $550,000 were due by September 30, 1999 and the final payment of $275,000 is due on December 31, 1999. The September 30, 1999 payments are currently in default. If all payments are not made by January 1, 2000, Metro Global must issue the lender 100,000 shares of restricted stock as a penalty.

     On December 9, 1998, Metro Global entered into a six-month term loan agreement with an unrelated third party. Under the terms of the agreement, Metro Global borrowed $3,000,000 at an interest rate of 10% per year. The proceeds were used toward the acquisition of Fanzine and to fund working capital. In connection with this transaction, Metro Global issued warrants to purchase up to 350,000 shares of Common Stock at a price of $3.00, expiring on December 31, 2001. Metro Global recorded interest expense of $577,000 in connection with the issuance of the warrants during 1999. Additionally, Metro Global issued 100,000 shares of Common Stock and recorded $187,500 of interest expense relating to the issuance of these shares during 1999.

     In September 1999, Metro Global and the lender agreed to an extension. Under the terms of the extension, Metro Global must pay $1.3 million upon the closing of the prospective financing with Reservoir Capital a new unrelated third party lender (see notes 7 and 17). The balance of the note of $1,800,000, which includes a $100,000 penalty, will be exchanged for an 8% convertible debenture. The debenture is convertible at a rate of not more than 10% of the total debenture per week, at a price of 80% of the average closing bids for the five days preceding the conversion. In consideration of the extension, Metro Global will issue warrants to purchase up to 100,000 shares of Common Stock at a price of $1.75 per share with a two-year expiration. In the event that funding is not received on the prospective financing with Reservoir Capital, Metro Global will remain in default under the debt obligation.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------


Capital Lease Obligations

     Metro Global leases office equipment, machinery and equipment and furniture and fixtures under noncancellable capital leases. The leases expire at various times through 2004 and bear interest at annual rates ranging from approximately 10% to 21%. All leases are secured by the respective assets acquired.

    Annual Payments under capital lease obligations are due as follows:


                Years ended                                Amount
                ------------                               ------
                   2000                                   $273,521
                   2001                                    181,185
                   2002                                     84,379
                   2003                                     43,641
                   2004                                      6,646
                   ----                                   --------

                   Total                                  $589,372
                                                          ========

6. Convertible Debentures

     On July 31, 1998, Metro Global entered into an 8% convertible debenture with an unrelated party in the amount of $1,000,000, which was used in the purchase of Fanzine. In connection with this transaction, Metro Global issued a warrant for 75,000 shares at a price of $4.11 and a warrant for 25,000 shares at a price of $3.29, both exercisable over two years. Metro Global recorded a discount on the debenture of $157,700 for the value of the warrants. Metro Global amortized $65,708 of the discount to interest expense during the year ended May 29, 1999.

     The $1,000,000 debenture was to mature on July 31, 2000. Interest is payable on a quarterly basis. The holder of the debenture is entitled to convert, after 120 days of the agreement, the principal value into Metro
Global's Common Stock at a discounted market price as is defined in the agreement. Metro Global has recorded $141,844 of interest expense relating to the embedded beneficial conversion feature in 1999. Metro Global is in technical default under the terms of the debenture due to the suspension of trading of its Common Stock on September 14, 1999.

     On March 23, 1998, Metro Global entered into two 12% convertible debentures totaling $500,000 with related parties. Both notes were due on March 23, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. Metro Global recorded $125,112 of interest expense relating to the embedded beneficial conversion feature. Proceeds from the debentures were used for working capital. In March 1999, the debentures, including accrued interest of $60,000 (which was added to the note principal), were extended until March 23, 2000. In conjunction with the extension, warrants were granted to purchase 50,000 shares of Metro Global's Common Stock for $2.58 per share.

     On July 1, 1998, Metro Global entered into a 12% convertible debenture totaling $200,000 with a related party. The note was due on July 1, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. Metro Global recorded $60,248 of interest expense relating to the embedded beneficial conversion feature. Proceeds from the debenture were used for working capital. On July 1, 1999, the debenture was extended until July 1, 2001. In conjunction with the extension, warrants were granted to purchase 50,000 shares of Metro Global's Common Stock for $2.58 per share.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------


7. Short-Term Borrowings

     Pursuant to a line of credit agreement with Finova Capital, Metro Global's subsidiary, Metro, may borrow up to 75% of assigned accounts receivable less than 90 days old, up to a maximum of $1,000,000. The balance due under the line of credit bears interest at the prime rate plus 5% per annum. In addition, Metro pays the finance company a management fee equal to 3/4 of 1% of sales submitted for inclusion in the net security value of the accounts receivable, but not more than $7,500 per month. The outstanding balance under the line is secured by the accounts receivable of Metro, and the guarantee of Metro Global. As of May 29, 1999, short-term borrowings under the line of credit totaled $942,298. On June 30, 1999, Finova did not renew the agreement and is waiting to be repaid from the Reservoir Capital financing.

     In August 1999, Metro Global signed a $4,000,000 commitment letter with Reservoir Capital Corporation. Pursuant to the terms, Metro may borrow up to 70% of accounts receivable less than ninety day old, up to a maximum of $3,000,000. The accounts receivable borrowing base excludes foreign receivables and receivables where more than 50% of the balance is over ninety days old. The borrowings on accounts receivable from Capital Video Corporation ("CVC"), a related party (see note 11), are limited to the lesser of 30% of total accounts receivable or $1,600,000. Additionally, Metro can borrow 40% of inventory, up to a maximum of $1,000,000.

     Borrowings under this loan bear interest at prime rate plus 3.5% per annum. Additionally, Metro must pay a service fee of .35% per month on the average daily loan balance. Metro must pay an unused fee of .25% on the amount of the borrowings under $2,000,000. The loan will be secured by the assets of Metro.
The CVC accounts receivables will be guaranteed to the lender by the sole shareholder of CVC. Additionally, CVC will execute a put on the inventory of Metro in case of default (see note 17).

8. Income Taxes

   The provision (benefit) for income taxes consists of the following:


                                                      1999            1998
                                                      ----            ----
     Current provision (benefit)
         Federal                                   $(140,622)       $304,000
         State and local                             (26,228)         35,734
                                                   ---------        --------
                                                    (166,850)        339,734
                                                   =========        ========
     Deferred provision (benefit)
         Federal                                        -             85,600
         State and local                                -             44,350
                                                   ---------        --------
                                                        -            129,950
                                                   ---------        --------
     Total                                         $(166,850)       $469,684
                                                   =========        ========

The following table is a reconciliation of the income tax / provision (benefit)at the U.S. statutory rate to that in the financial statements:


                                                     1999              1998
                                                     ----              ----
     Taxes (benefit) computed at 34%             $(1,459,957)       $(85,701)
     Valuation allowance                             582,485         343,312
     Permanent differences                           500,023          63,882
     Other                                           210,599         148,191
                                                 -----------        --------

                                                 $  (166,850)       $469,684
                                                 ===========        ========

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------


8. Income Taxes (Continued)

     Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The significant components of Metro Global's deferred income tax assets and liabilities as follow:


                                                     1999              1998
                                                     Asset             Asset
                                                  (Liability)       (Liability)
                                                  -----------       -----------

     Excess depreciation                          $(200,000)        $(197,490)
     Unearned management compensation               122,000           122,000
     Allowance for doubtful accounts                 96,000            72,042
     Inventory capitalization                       175,000           164,158
     State net operating loss carry forward         200,000            12,300
     Other Net deferred assets                      (21,000)           16,190
                                                   --------          --------
     Less valuation allowance                       372,000           189,200
     Net deferred tax asset                        (372,000)         (189,200)
                                                   --------          --------
                                                      -0-               -0-
                                                   ========          ========

     A valuation allowance equal to 100% of the net deferred tax assets has been established due to the uncertainty of taxable income in future years.

     Metro Global's state net operating loss carry forward of approximately $2,000,000 expires at various times through year 2014.

9. Shareholders' Equity

Series A Convertible Preferred Stock

     During April 1998, Metro Global entered into an Offshore Securities Subscription Agreement for convertible Preferred Shares pursuant to Regulation S of the U.S. Securities Act of 1933. Under the terms of the agreement, Metro Global issued 2,175 shares of 1998 Series A Convertible Preferred Stock ('Series A Shares') at a price of $1,000 per share with a 5% cumulative dividend payable in Common Stock at conversion. At May 30, 1998, Metro Global received proceeds of $846,500, net of offering costs representing 855 shares. Substantially all of the proceeds for the remaining 1320 shares were received in fiscal 1999.

     The Series A Shares were convertible at a rate of 100 shares plus accrued dividends per week at 80% of the 15 day average closing bid price. These Shares were subject to a twenty-four month mandatory conversion feature. Metro Global recognized dividends of $309,248 and $234,502 at May 29, 1999 and May 30, 1998, respectively, for the embedded beneficial conversion feature. During 1999, all of the Series A shares and accrued dividends were converted into 982,120 shares of Metro Global's Common Stock.

     In addition to the Series A Shares, Metro Global issued 400,000 detachable warrants to purchase Metro Global's Common Stock at $1.50 per share commencing April 20, 1998 exercisable over 5 years. Metro Global recognized a dividend of $1,212,000 for the year ended May 30, 1998 for the beneficial conversion feature. In October 1998, all 400,000 warrants were transferred to a related party of Metro Global and exercised (see note 11).

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------


9. Shareholders' Equity (Continued)

Consultant Stock Compensation Plan

     Metro Global's Consultant Stock Compensation Plan allows Metro Global to compensate consultants and certain other persons who have provided service to Metro Global through the award of 500,000 shares of Metro Global's Common Stock. In June 1998, Metro Global added 500,000 shares of Common Stock to the plan.

     During the year ended May 30, 1998, Metro Global issued 206,000 shares of Common Stock valued at $307,685 of which $62,500 was unearned as of May 30, 1998. In addition, Metro Global issued 250,000 shares of Common Stock in 1999 relating to 1998 for $300,000. During the year ended May 29, 1999, Metro Global issued 390,092 shares of Common Stock valued at $988,858. As of May 29, 1999, 151,908 shares are available under this plan.

Equity Incentive Plan

     During  the year  ended  May 31,  1997,  Metro  Global  adopted  an  Equity
Incentive Plan (the 'Plan') which allows Metro Global to compensate key employees and directors who have provided service to Metro Global through the award of 500,000 shares of Metro Global's Common Stock, including qualified and non-qualified stock options.

     During the year ended May 31, 1997, options to purchase 200,000 shares were awarded to Officers and key employees under the Plan. The grants under the Plan provide for the options to vest 1/5 annually, on the anniversary date of the grant. The vested options are exercisable through March 2007 at $2.00 per share. Due to the termination of employment 100,000 shares have been returned to the plan.

     During the year ended May 30, 1998, 5,000 shares of Common Stock valued at $6,850 were awarded under the Plan. During the year ended May 29, 1999, options to purchase 20,000 shares of Common Stock were exercised. There are 390,800 shares available under this Plan as of May 29, 1999 (see note 12).

Employee Stock Purchase Plan

     During the year ended May 31, 1997, Metro Global adopted an Employee Stock Purchase Plan. This Plan allows employees of Metro Global to purchase up to 600,000 shares of Metro Global's Common Stock at a 15% discount to the market price of the stock on the commencement date or closing date of the plan year, whichever is lower.

     During the year ended May 29, 1999, 4,793 shares were awarded under this plan. Compensation cost of $8,721 was charged to compensation. There are 595,207 shares available under this plan as of May 29, 1999.

Debt Conversion

     During the year ended May 30, 1998, Metro Global converted a note payable to Metro Plus Company, a company partially owned by Kenneth Guarino, with a principal balance plus accrued interest totaling $577,501 into 385,000 shares of Common Stock. Additionally, Metro Global converted a note payable to Kenneth Guarino with a principal balance and accrued interest totaling $136,536 into 91,025 shares of Common Stock. Metro Global recognized additional interest expense to related parties of $499,546 on the transaction.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------


9. Shareholders' Equity (Continued)

Exercise of Options

     On June 2, 1998 related parties exercised options for 250,000 shares of common stock at $1.25 per share, that they had acquired from an unrelated third party who had purchased the options on February 12, 1998. As a result of this transaction, Metro Global recorded consulting expense of $364,062 in fiscal 1998 (see note 11).

Stock Options

     Pursuant to an employment agreement, Kenneth Guarino was granted options to purchase 200,000 shares of Metro Global's Common Stock at $1.50 per share on January 1, 1993. Compensation of $300,000 was charged to operations from January 1, 1993 to January 1, 1997. As of January 1, 1997 the term to exercise the options was extended to December 31, 2006. Metro Global recognized $137,500 of additional expense in fiscal 1997 for the extension (see notes 11 and 14).

     Effective April 1, 1999, Metro Global entered into a one year consulting agreement with Kenneth Guarino. Under the agreement, the former executive was given options to purchase up to 100,000 shares of Metro Global's Common Stock at a price of $2.00 per share, exercisable over five years. Metro Global recorded unearned compensation of $128,000 for the value of the option and amortized $21,333 to consulting expense for the year ended May 29, 1999.

     All options remain outstanding. The Black-Scholes Method was utilized to value the options.

10. Commitments and Contingencies

Operating Leases

     Metro Global is obligated under long-term operating leases, which require minimum annual rentals as follows:


                                   Office                           Machinery
                                   Warehouse                           and
 Year           Total              Premises        Vehicles         Equipment
 ----           -----              ---------       --------         ---------

 2000        $  865,987          $  608,172         $23,791          $234,024
 2001           624,607             591,126           7,615            25,866
 2002           611,024             591,126           2,538            17,360
 2003           578,847             570,407                             8,440
 2004           283,909             276,264                             7,645
             ----------          ----------         -------          --------

Total        $2,964,374          $2,637,095         $33,944          $293,335
             ==========          ==========         =======          ========

     The lease on the Rhode Island warehouse and office facilities (see note 11) has a renewal option for two successive additional terms of five years (through April, 2008 and April, 2013, respectively), each based on the current annual rent plus an amount based on the consumer price index one month prior to the date of renewal. The lease requires monthly rentals of $20,719. On June 1, 1997, Metro Global was granted a rent reduction of $81,733, which is being amortized over the remaining term of the lease.

     Metro Global had three leases on California buildings which expired on July 1, 1999. On July 15, 1999, Metro Global signed a lease for new space in California. The lease has a term of four years and eleven and one half months expiring on June 30, 2004, with a renewable option for sixty months.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------


10. Commitments and Contingencies

     The lease on the New York City space, which houses Fanzine and Maxstone, expires on May 30, 2003.

     Rent expense under office and warehouse operating leases totaled $458,897 and $412,122 during the years 1999 and 1998, respectively

Uninsured Cash

     Metro Global  maintains  its cash and cash  equivalents  in various  banks.
Accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation (FDIC) up to $100,000.

Other Matters/Major Customer

     Metro Global is a defendant in suits relating to matters arising in the ordinary course of business. The amount of liability, if any, from the claims cannot be estimated, but management and outside counsel is of the opinion that the outcome of the claims will not have a material impact on Metro Global's financial position.

     Metro Global used one vendor in 1998 and three vendors in 1999 to provide all substantial printing services (magazines, video boxes and promotional material). Management of Metro Global believes that other suppliers could provide similar services at comparable terms.

     CVC accounted for approximately 40% and 47% of Metro Global's sales (from continuing operations) during the years ended May 29, 1999 and May 30, 1998, respectively.

     During the year ended May 29, 1999, one distributor accounted for approximately 87% of Fanzine's revenues.

11. Related Party Transactions

     Metro Global has significant tenant, borrower and customer relationships with companies owned and managed by Officers/shareholders of Metro Global (see Notes 5 and 9). Significant related party transactions for the years 1999 and 1998 are summarized below:

     Capital Video Corporation ("CVC"), which is owned by Kenneth Guarino, acting chief executive officer of Metro Global and a significant shareholder, operates approximately thirty video and magazine retail stores in the New England and New York areas and accounted for approximately 40% and 47% of Metro Global sales for the years May 29, 1999 and May 30, 1998, respectively. Metro Global accounts receivables include $2,419,990 due from CVC at May 30, 1999. No allowance for doubtful related party receivables and no related party bad debt expense has been recorded in the accompanying 1999 and 1998 consolidated financial statements. During the year ended May 29, 1999 and 1998, Metro Global billed CVC $187,498 and $120,000 ,respectively, for services rendered for distribution and sales analysis costs incurred by Metro Global. During fiscal 1999 and 1998, Metro Global recorded from CVC $90,569 in royalty income pursuant to a franchise agreement for the operation of the Airborne for Men stores owned by CVC. Daniel Geribo, a Director of Metro Global, serves as the sole Officer and Director of CVC.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------


11. Related Party Transactions (Continued)

     Metro leases its Rhode Island warehouse and office facilities from Castle Properties, L.L.C., an affiliate, for its Rhode Island operations. Castle Properties is principally owned by Mr. Guarino's wife. A portion of the facility rented from Castle Properties, L.L.C. is sublet to CVC on a month-to-month basis. Sublease income during the years 1999 and 1998 totaled $48,000 each year. During the year ended May 30, 1998, Castle Properties granted Metro Global a four-month moratorium amounting to $81,733 which is being amortized over the remaining lease term. The net rent expense to Castle Properties, L.L.C. for the years ended May 29, 1999 and 1998 was $200,061 and $177,478, respectively. The corporate offices of Metro Global are located with the corporate offices of CVC. Although Metro Global does not pay rent, Metro Global pays property taxes on certain assets. For the year ended May 29, 1999, Metro Global incurred approximately $6,000 of expense.

     On December 3, 1997, Metro Global's Board of Directors awarded Kenneth Guarino 100,000 restricted shares and 100,000 shares unrestricted of Metro Global's Common Stock in consideration of certain consulting services. Metro Global recorded $278,000 of consulting expense related to this transaction.

     On March 23, 1998, Metro Global entered into a one year 12% convertible debenture with Centurion Investment Group, Inc for $250,000. Centurion Investment Group, Inc. is a Rhode Island company principally owned by a trust for the benefit of Mr. Guarino's children. The debenture is convertible at a rate of $2.25 per share. On March 23, 1999, the debenture was extended for one year and its face value was increased by $30,000 of accrued interest, to $280,000. Interest expense attributable to a beneficial conversion feature of the debenture of $62,556 was recorded by Metro Global during 1998 (see note 14).

     On March 23, 1998, Metro Global entered into a one year 12% convertible debenture with Cal Vista, Inc for $250,000. Cal Vista is a trust established for the benefit of Mr. Guarino's spouse and children. The debenture is convertible at a rate of $2.25 per share. On March 23, 1999, the debenture was extended for one year and its face value was increased by $30,000 of accrued interest, to $280,000. Interest expense attributable to a beneficial conversion feature of the debenture of $62,556 was recorded by Metro Global during 1998 (see note 14).

     On May 27, 1998, notes payable and accrued interest totaling $136,536 due to Kenneth Guarino were converted into 91,025 restricted shares of Metro Global's Common Stock. On May 27, 1998, notes payable and accrued interest totaling $577,501 due to Metro Plus, a related company partially owned by Mr. Guarino, were converted into 385,000 restricted shares of Metro Global's Common Stock. Metro Global recorded additional interest expense of $499,826 for the year ended May 30, 1998 (see Notes 9 and 14).

     On July 1, 1998, Metro Global entered into a one year 12%, $200,000 convertible debenture with Cal Vista, Inc. Cal Vista is a trust established for the benefit of Mr. Guarino's spouse and children. The debenture is convertible at a rate of $2.25 per share. On July 1, 1999, the debenture was extended for one year. In conjunction with the extension, CalVista was granted warrants to purchase 50,000 shares of Metro Global's Common Stock for $2.58 per share. Interest expense attributable to a beneficial conversion feature of the debenture of $60,248 was recorded by Metro Global during 1999.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------


11. Related Party Transactions (Continued)

     On August 1, 1998, Metro Global issued a one-year promissory note in the principal amount of $250,000, bearing interest at 8% to Dennis Nichols, President of Metro. On August 1, 1999, the term of the note was extended for one year. In consideration for the extension, the interest rate was adjusted from 8% to 10%, the principal amount of the note was increased to $270,000 (representing the accrued interest) and Mr. Nichols was granted warrants to purchase 75,000 shares of Metro Global's common Stock for $2.58 per share.

     On August 1, 1998, Metro Global entered into a one-year promissory note for $750,000 at 8% interest with Briana Investment Group ("Briana"). Briana is a trust established for the benefit of Mr. Guarino's wife and children. In October 1998, the holder of the 400,000 warrants issued in conjunction with the Series A Preferred stock transferred the warrants to Briana (see note 9). Briana exercised the warrants, and the note payable was reduced from $750,000 to $150,000. On August 1, 1999, the note was extended for one year. In consideration for the extension, the interest rate was adjusted from 8% to 10%, the principal amount was increased to $174,000 (representing accrued interest) and Briana was granted warrants to purchase 40,000 shares of Metro Global's Common Stock for $2.58 per share.

     On June 2, 1998, Messrs. Guarino and Nichols acquired from Priority Trading, Ltd. options to purchase an aggregate of 250,000 shares of common Stock at an exercise price of $1.25 per share. Priority Trading had originally purchased the options from Metro Global on February 12, 1998 and had transferred them to Messrs. Guarino and Nichols on May 30, 1998. Messrs. Guarino and Nichols exercised the options on June 2, 1998 and both executed indemnification agreements with Metro Global in connection with their exercise of the warrants. As a result of this transaction, Metro Global recorded $364,062 of consulting expense in fiscal 1998.

     On March 19, 1999, Metro Global entered into a one year consulting agreement effective April 1, 1999 with Kenneth Guarino. In consideration of the services, Metro Global will pay Mr. Guarino $10,000 per month. In addition, Metro Global granted Mr. Guarino options to purchase up to 100,000 shares of Metro Global's Common Stock at a price of $2.00 per share, exercisable for a period of 5 years. Metro Global recorded consulting expense of $21,333 in connection with the issuance of the warrants and reimbursed approximately $70,000 of expenses to Mr. Guarino during the year ended May 29, 1999.

     In October 1998, Metro Global repurchased 198,242 shares of its outstanding Common Stock from Metro Plus, a company partially owned by Mr. Guarino. Metro Global paid $2.56 per share, which was the market price on the date of the transaction.

     A film production owned by Mr. Alves, The Acting President of Metro Global was paid approximately $75,500 during fiscal 1999.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------


12. Accounting for Stock Based Compensation

     Metro Global applies APB Opinion 25 and related interpretations in accounting for its stock options issued to employees. Accordingly, under the intrinsic value method, no compensation cost for options issued to employees, has been recognized for the years May 29, 1999 and May 30, 1998 (see note 9).

     In October 1995, the Financial  Accounting Standards Board issued Statement
(SFAS) No. 123, Accounting for Stock Based Compensation, which became effective for transactions entered into in fiscal years beginning after December 15, 1995. This statement permits an entity to apply the fair value based method to stock options awarded during 1995 and thereafter in order to measure the compensation cost at the grant date and recognize it over its vesting period. This statement also allows an entity to continue to measure compensation costs for these plans pursuant to APB Opinion 25. Entities electing to remain with the accounting treatment under APB Opinion 25 must make proforma disclosures in net income and earnings per share to include the effects of all awards granted to employees, as if the fair value based method of accounting pursuant to SFAS No. 123 had been applied.

     Metro Global has stock option plans which reserves shares of Common Stock for issuance to executives, employees, and directors. Metro Global has adopted the disclosure only provisions of Statement of Financial Accounting No. 123, "Accounting for Stock Based Compensation". Accordingly, compensation expense continues to be recognized under APB Opinion 25 for such plans. Had compensation cost for Metro Global's stock option plans been determined based on the fair value at the grant date for awards during the years ended May 29, 1999 and May 30, 1998 consistent with the provisions of SFAS No. 123, Metro Global's net income (loss) and earning (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                       1999              1998
                                                       ----              ----
        Net loss - as reported                     $(3,976,940)       $(721,746)
        Net loss - pro forma                       $(4,003,940)       $(778,746)
        Basic loss per share - as reported                (.77)            (.60)
        Basic loss per share - pro forma                  (.78)            (.61)
        Diluted loss per share - as reported              (.77)            (.60)
        Diluted loss per share - as pro forma             (.78)            (.61)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended May 30, 1998: dividend yield 0.00%, expected volatility 58.08%, risk free interest rate of 7.50%, and expected lives of ten years. No options were granted during the year ended May 29, 1999.

     The pro forma effect of applying SFAS 123 may not be representative of the effects on reported net income and earnings per share for future years since options vest over varying periods.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------


13. Fair Values of Financial Instruments

     Statement of Financial Accounting Standards (SFAS) No. 107, as amended by SFAS No. 119, "Disclosures about Fair Value of Financial Instruments", requires that Metro Global disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Because no market exists for a significant portion of Metro Global financial instruments, fair values are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

     Management of Metro Global estimates that all financial instruments of Metro Global, except long-term liabilities (notes payable) and a certain trade accounts receivable included in other assets, have a fair value equal to the carrying value. Regarding the fair value of the long-term liabilities and certain trade account receivables, it has been determined that fair value cannot be reasonably estimated since the unique nature, interest rates, repayment terms, restrictions and all related conditions pertaining to these instruments do not provide information that would yield a basis for a sound fair value in accordance with guidelines in SFAS 107 and 119.

14. Restatements

     Metro Global has restated the financial statements for fiscal 1996, 1997 and 1998.

     In fiscal 1996, Metro Global recorded a gain on the disposal of certain assets to an affiliated company in the amount of $171,795. Metro Global has reclassified the gain from retained earnings into additional paid-in capital. The effect of the reclassification was a reduction of net income from $525,675 to $353,880 and a reduction in basic earnings per share from $.17 to $.12, and diluted earnings per share from $.17 to $.11.

     For fiscal 1997, Metro Global adjusted for an error in calculating the amortization of the film library by increasing amortization expense by $563,872. Additionally, Metro Global recorded $137,500 of consulting expense for the extension of stock options to Kenneth Guarino (see Note 11). The effect of these adjustments resulted in an increase in net loss from $207,158 to $705,536 and an increase in basic and diluted loss per share from $(.06) to $(.20).

     In addition, Metro Global changed its estimates in accounting for the amortization of film costs during 1997. Film costs had previously been fully amortized after three years. Approximately 73% of film costs are currently amortized after three years. The effect of the change in estimated amortization for 1997 was a decrease in net loss of approximately $200,000 or $.06 per share.

     In Fiscal 1998, Metro Global restated its financial statements to record dividends of $1,446,502 relating to the embedded beneficial conversion features of the Series A Preferred Stock and the value of detachable warrants issued. Metro Global recognized $125,112 of interest expense for the embedded beneficial conversion feature on convertible debentures (see notes 6 and 11). Metro Global recorded $499,826 of interest expense on the conversion of debt to stock (see notes 9 and 11). Additionally, Metro Global recorded an expense of $364,062 on the issuance of stock options and $22,811 on the issuance of stock for consulting services (see note 11). Partially offsetting these amounts is a $162,584 decrease

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------


14. Restatements (Continued)

in amortization expense, which results from correction of the error in 1997. The effect of this restatement was a decrease in 1998 income from $349,681 to a net loss of $721,746 and a per share decrease from earnings of $.09 per share to a loss of $(.60) per share.

15. Earnings Per Share

     The computation of basic and diluted earnings per share from continuing operations is as follows:

                                                May 29, 1999       May 30, 1998
                                                ------------       ------------

   Loss from continuing operations              $(4,127,141)       $  (721,746)
   Preferred Stock dividends                       (309,248)        (1,457,981)
                                                -----------        -----------
   Loss from continuing operations
   attributable to common shareholders          $(4,436,389)       $(2,179,727)
                                                ===========        ===========

   Basic and Diluted EPS:
     Basic and Diluted common shares              5,511,084          3,662,719
     Basic and Diluted EPS from continuing
       operations                                   $ (0.80)           $ (0.60)

     The weighted average shares attributable to the dilutive instruments listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

                                                 May 29, 1999       May 30, 1998
                                                 ------------       ------------
   Stock Options                                    106,187             83,449
   Warrants                                            -                24,761
   Series A Preferred Stock                            -                80,951
   12% convertible debentures                       338,736             42,009
   8% convertible debentures                        317,460                -


     At May 29, 1999, warrants to purchase 550,000 shares of Common Stock are not listed in the above analysis since the exercise price is greater than the average market price of the common shares.

16. Operating Segment Information

     Effective in 1999, Metro Global adopted SFAS 131, " Disclosures About Segments of an Enterprise and Related Information." This statement introduced a new model for segment recording, called the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.

     The accounting  policies of the segments are the same as those described in note 1, Summary of Significant Accounting Policies. Metro Global evaluates segment performance based on operating earnings before allocations of corporate overhead costs. Intersegement net sales and eliminations are not material.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------


16. Operating Segment Information (Continued)

     Metro Global was comprised of two segments: the Adult Entertainment Segment and the Publishing Segment (Fanzine). However, on September 29, 1999, Metro Global sold the Publishing Segment and is accounting for the segment as discontinued operations (see note 18) in the accompanying financial statements.

     Foreign sales totaled $764,931 at May 29, 1999. There was no concentration of sales to any one country. Foreign assets are immaterial at May 29, 1999.

17. Subsequent Events

     On September 29, 1999, Metro Global signed a Rescission and Purchase Agreement with the selling shareholders of Fanzine and a company controlled by them. In consideration of this sale of Fanzine's stock, Metro Global will receive payments totaling $4,500,000 and the 1,000,000 contingent shares of Common Stock originally given to the selling shareholders. Payment of the $4,500,000 is secured by the assets of Fanzine and partly secured by the personal guarantees of the former Fanzine shareholders. Metro Global will receive payments of $1,000,000 by October 31, 1999, $1,000,000 by November 30, 1999, $1,000,000 by May 31, 2000 and $1,500,000 by August 31, 2000. The
operations of Fanzine have been classified as discontinued operations in the accompanying financial statements (see note 18).

     On October 5, 1999, Metro Global signed a working capital line of credit agreement with Reservoir Capital under essentially the same terms as is in the commitment letter described in note 7. Actual funding is expected to take place shortly. Proceeds of the loan will be utilized for a partial pay down of debt currently in default (as described in note 5). In the event that proceeds are not received from this loan, Metro Global will remain in default under its debt obligations.

18. Discontinued Operations

     In September 1999, Metro Global adopted a plan of disposition for Fanzine, which was sold on September 29, 1999 for approximately $4,500,000 in notes payable and the return of 1,000,000 shares of Metro Global's Common Stock. The following table is a summary of the results of discontinued operations for the year ended May 29, 1999:


                                                         May 29, 1999
                                                         ------------
        Revenues                                          $11,733,545
        Cost of revenues                                   10,127,236
                                                          -----------
                                                            1,606,309

        Other expenses                                      1,321,608
                                                          -----------

        Income before income taxes                            284,701

        Income taxes                                         (134,500)
                                                          -----------

        Income from discontinued operations               $   150,201
                                                          ===========


     Income from discontinued operations before income taxes does not include an allocation of corporate interest expense or amortization of goodwill. At May 29, 1999, Fanzine has current assets of $2,638,932, other assets of $167,760 and current liabilities of $2,656,491.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------


19. Unaudited Restatements of Quarterly Information

     In the fourth quarter of fiscal 1999, Metro Global made significant adjustments to its financial statements which impact previously reported quarterly results of operations. The adjustments were made for such items as embedded interest and dividends, valuations of warrants and options and change in estimates. The following table presents the quarterly results of operations considering the above mentioned adjustments:


                                            For the Quarters Ended            Nine Months
                             Aug. 28, 1998   Nov. 28, 1998   Feb. 27, 1999   Feb. 27, 1999
                             -------------   --------------  -------------   -------------

Revenue ..................   $  6,520,569    $  8,503,284    $  9,567,751    $ 24,591,604
Cost of Revenues .........      4,374,558       6,445,803       7,063,744      17,884,105
                             ------------    ------------    ------------    ------------
                                2,146,011       2,057,481       2,504,007       6,707,499

SG&A .....................      2,169,895       2,377,230       2,724,787       7,271,912


Other Income (expense) net       (160,011)       (231,138)       (777,569)     (1,168,718)
                             ------------     -----------     -----------    ------------

Income before taxes ......       (183,895)       (550,887)       (998,349)     (1,733,131)

Tax Benefit ..............          6,436          19,280          34,923          60,639
                             ------------    ------------    ------------    ------------

Net Loss .................   $   (177,459)   $   (531,607)   $   (963,426)   $ (1,672,492)
                             ============    ============    ============    ============