Form 10KSB/A
period 1999-05-29
METRO GLOBAL MEDIA INC
filed 1999-10-07
CIK 838803

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB/A

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

                               S I G N A T U R E S

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the amendement to be signed on its behalf by the undersigned, thereunto duly authorized.

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



                 See Notes to Consolidated Financial Statements
                                      F-4

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------

                                                                                                   Retained
                                             Series A                                Additional    Earnings
                                         Preferred Stock   Common Stock   Treasury    Paid-in     (accumulated  Unearned
                                         Shares    Amt     Shares     Amt  Stock      Capital       deficit)  Compensation  Total
 Balance at May 31, 1997 (as restated)                     3,558,168  $356  -0-       $5,714,557  $1,202,777    $ -0-    $6,917,690
 Adjustments (see note 14)                                                                           137,500   (496,371)   (358,871)
                                                           ---------  ----  ---       ----------  ----------   --------- ----------
 Balance at May 31, 1997 (as restated)                     3,558,168  $356  -0-       $5,852,057  $  706,406    $ -0-    $6,558,819

 Shares issued:
   as compensation                                           211,000    21               678,576                (64,375)    614,222
   in connection with conversion
     of related party notes payable,
     accrued interest and extinguishment                                               1,213,816                          1,213,863
     of debt                                                 476,025    47
   upon issuance of Series A
     Preferred stock (less offering
     costs of $11,500)                    2,175  2,163,500                                                                2,163,500
  Embedded interest on
     convertible debentures                                                              125,112                            125,112
 Subscription receivable on Series
     A Preferred Stock                   (1,320)(1,317,000)                                                              (1,317,000)
 Dividends on Series A Preferred Stock              11,479                             1,446,502  (1,457,981)
 Net Loss                                                                                           (721,746)              (721,746)
                                            --- ---------- ---------  ----  ---       ---------- -----------   --------- ----------
 Balance at May 30, 1998 (as restated)      855 $  857,979 4,245,193  $424  -0-       $9,316,063 $(1,473,321)  $(64,375) $8,636,770

 Shares issued:
   as compensation                                           414,885    42             1,037,550               (415,380)    622,212
   in connection with conversion of
     Series A Preferred Stock              (855)(857,979)    982,120    98             2,174,902                          1,317,021
   as interest cost on borrowings                            250,000    25               569,975                            570,000
   upon exercise of warrants                                 400,000    40               599,960                            600,000
   upon exercise of option                                   250,000    25               299,975                            300,000
 Embedded interest on
   convertible debentures                                                                202,092                            202,092
 Dividends on Series A Preferred Stock                                                   309,248    (309,248)
 Purchase of Treasury Stock                                                 (507,500)                                      (507,500)
 Issuance of unexercised warrants                                                        818,847                            818,847
 Issuance of unexercised options                                                         128,000               (128,000)
 Amortization of unearned compensation
   -stock                                                                                                       247,538     247,538
 Net Loss                                                                                         (3,976,940)            (3,976,940)
                                             ---    ---    ---------  ---- --------------------- ------------ ---------  ----------
 Balance, May 29, 1999                       -0-    -0-    6,542,198  $654 $(507,500)$15,456,612 $(5,759,509) $(360,217) $8,830,040
                                             ===    ===    =========  ==== ===================== ============ =========  ==========



                 See Notes to Consolidated Financial Statements
                                       F-5

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 29, 1999 AND MAY 30, 1998
--------------------------------------------------------------------------------

                                                                           1998
                                                            1999       as restated
                                                            ----       -----------

Cash flows from operating activities:
  Net loss                                              $(3,976,940)   $  (721,746)
                                                        -----------    -----------

Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation Expense                                      513,773        385,226
  Amortization of motion pictures and other films         1,757,722      1,327,856
  Amortization of deferred rent                             (14,011)       (14,011)
  Amortization of unearned compensation                     247,538           --
  Amortization of goodwill                                  364,071           --
  Amortization of discount on debenture                      65,708           --
  Accrued interest added to note payable principal           60,000           --
  Discount on issuance of convertible debenture            (157,700)          --
  Interest expense on extinguishment of related party
    debt                                                       --          499,826
  Allowance for doubtful accounts                            74,070        140,948
  Embedded interest on convertible debentures               202,092        125,112
  Common Stock issued for consulting services               573,478        607,372
  Common Stock issued for compensation                         --            6,850
  Common Stock issued for interest expense                  570,000           --
  Issuance of warrants                                      818,847           --
  Minority interest                                           5,247         18,220
  Foreign exchange                                           (6,765)          --
(Increase) decrease in assets:
  Accounts receivable                                    (2,906,281)    (1,152,172)
  Inventory                                                (377,117)       (42,462)
  Prepaid expenses and other current assets                (960,857)       (37,291)
  Other assets                                              (93,819)        37,395
  Recoverable income tax                                   (134,000)       287,000
  Deferred income taxes                                        --          165,650
 Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                   3,781,550        220,511
  Income taxes payable                                       99,650         (4,018)
  Deferred income taxes                                        --          (35,700)
                                                        -----------    -----------

Total adjustments                                         4,483,196      2,536,312
                                                        -----------    -----------

Net cash provided by operating activities               $   506,256    $ 1,814,566
                                                        -----------    -----------



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