Form 10QSB
period 1999-08-28
METRO GLOBAL MEDIA INC
filed 1999-10-18
CIK 838803

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For quarterly period ended August 28, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from ________ to _________

                         Commission file number 0-21634

                            Metro Global Media, Inc.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                 65-0025871
     ------------------------------                   ------------------
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                   Identification No.)

                 1060 Park Avenue, Cranston, Rhode Island 02910
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (401) 942-7876
                                 --------------
                           (Issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,894,529 at September 30, 1999

PART I - FINANCIAL INFORMATION
------------------------------


Item 1. Consolidated Financial Statements
-----------------------------------------

      Balance Sheet                                                  F-1
      Statements of Income                                           F-3
      Statements of Cash Flows                                       F-4
      Notes to Financial Statements                          F-7 to F-13


Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Results of Continuing Operations for the three months ended August 28, 1999 versus three months ended August 29, 1998.

     Metro Global Media, Inc.'s ("Metro Global") revenues from continuing operations increased $1,980,838 to $7,064,170 for the three months ended August 28, 1999. This represents a 39% increase from revenues of $5,083,332 for the three months ended August 29, 1998. Revenues consist principally of sales of prerecorded videocassettes, magazines, electronic software products and related items. The increase in revenue is primarily attributable to the increased sales of videos and DVDs of approximately $1,000,000, an increase in magazine sales of approximately $500,000, an increase in sales by Metro International of approximately $100,000 and an increase in cable revenues of approximately $210,000 over the same period of the prior year.

     Costs of revenues (including amortization of film costs) related to continuing operations for the three month period ended August 28, 1999 increased to $4,678,546 from $3,531,130 for the corresponding period in the prior year. Costs of revenues as a percentage of revenues in the first quarter of fiscal 1999 were 66% as compared to 69% in the first quarter of fiscal 1998. The improvement in the gross margin related to continuing operations is primarily due to the increase in the revenues from the sale of cable rights, with relatively smaller associated costs.

     Selling, general and administrative expenses related to continuing operations for the three months ended August 28, 1999 increased 37% to $2,560,825 from $1,867,936 for the three months ended August 29, 1998. Selling, general, and administrative expenses, as a percentage of revenues, remained constant for the two periods at 36%. The primary reasons for the increase in selling, general and administrative expenses are an increase in payroll, increase in consulting expenses, and an increase in Internet development costs.

     Loss from continuing operations for the three month period ended August 28, 1999 was $784,400 as compared to a loss from continuing operations of $381,823 for the corresponding period in the prior year. The primary reason for the increase in the loss is due to the increase in interest expense of approximately $481,000 due to increased borrowings. Net loss for the quarter ended August 28, 1999 was $716,965 as compared to a net loss of $177,459 for the quarter ended August 29, 1998, resulting in a loss per share of $0.11 for the quarter ended August 28, 1999, as compared to a loss per share of $0.07 for the quarter ended August 29, 1998.

Liquidity and Capital Resources at August 28, 1999

     Cash amounted to $761,634 at quarter-end. Net cash provided by operating activities amounted to $1,557,503 for the three months ended August 28, 1999, whereas net cash of $125,940 was used by operations for the same period in the prior fiscal year. The primary uses of cash for the quarter ended August 28, 1999 consisted of: (1) net payments on line of credit of $142,254, (2) investments in motion pictures and other films of $643,364, (3)payments on capital leases of $88,007, and (4) purchases of property and equipment of $96,532.

     The net increase in accounts receivable of $1,393,039 was primarily due to the increase of sales for the quarter. Inventory increased $263,672 due to the increase in DVD production. Accounts payable and accrued expenses increased $2,652,421 due to increased purchasing and an increase in accrued interest expense.

     On July 1, 1998, Metro Global entered into a 12% convertible debenture totaling $200,000 with a related party. The note was due on July 1, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. Metro Global recorded $60,248 of interest expense relating to the embedded beneficial conversion feature. Proceeds from the debenture were used for working capital. On July 1, 1999, the debenture was extended until July 1, 2001. In conjunction with the extension, warrants were granted to purchase 50,000 shares of Metro Global's Common Stock for $2.58 per share. Metro Global recorded interest expense of $52,000 in connection with the issuance of the warrants in the quarter ended August 28, 1999.

     On August 1, 1998, Metro Global entered into notes payable totaling $1,000,000 with related parties. The notes, which bear interest at 8%, were due August 1, 1999. Proceeds from the notes were used in the acquisition of Fanzine International, Inc. ("Fanzine"). In October 1998, the notes were reduced by $600,000 for the exercise of warrants. On August 1, 1999, the notes were extended for one year. In consideration of the extension, the interest rate increased from 8% to 10% and warrants were issued to purchase up to 115,000 shares of Common Stock at a price of $2.58, exercisable for a term of five years. Metro Global recognized interest expense of $100,050 in connection with the issuance of the warrants in the quarter ended August 28, 1999.

     On July 31, 1998, Metro Global entered into an 8% convertible debenture with an unrelated party in the amount of $1,000,000, which was used in the purchase of Fanzine. In connection with this transaction, Metro Global issued a warrant for 75,000 shares at a price of $4.11 and a warrant for 25,000 shares at a price of $3.29, both exercisable over two years. Metro Global recorded a discount on the debenture of $157,700 for the value of the warrants. Metro Global amortized $19,713 and $6,571 of the discount to interest expense during the three months ended August 28, 1999 and August 29, 1998, respectively.

     The $1,000,000 debenture was to mature on July 31, 2000. Interest is payable on a quarterly basis. The holder of the debenture is entitled to convert, after 120 days of the agreement, the principal value into Metro
Global's Common Stock at a discounted market price as is defined in the agreement. Metro Global has recorded $35,461 of interest expense relating to the embedded beneficial conversion feature in the quarter ended August 29, 1998. Metro Global is in technical default under the terms of the debenture due to the suspension of trading of its Common Stock on September 14, 1999. During the quarter ended August 28, 1999, $60,000 of convertible debentures plus accrued interest and penalties were converted into 43,962 restricted shares of Metro Global's Common Stock.

     Beginning in April 1998, Metro offered 5% convertible Preferred Shares pursuant to regulation S of the U.S. Securities Act of 1933. Metro Global received approximately $846,500 and $1,317,000 in net proceeds from the offering in fiscal 1998 and 1999, respectively. Proceeds from such agreement were used to fund working capital.

     The Series A Shares were convertible at a rate of 100 shares plus accrued dividends per week at 80% of the 15 day average closing bid price. These shares were subject to a twenty-four month mandatory conversion feature. Dividends are payable in Common Stock and Metro Global recognized dividends of $146,513 during the quarter ended August 29, 1998 for the embedded beneficial conversion feature. During the quarter ended August 29, 1998, 700 shares of the Series A shares and accrued dividends were converted into 280,059 shares of Metro Global's Common Stock.

     In addition to the Series A Shares, Metro Global issued 400,000 warrants to purchase Metro Global Common Stock at $1.50 per share commencing April 20, 1998 exercisable over 5 years. Metro Global recognized a dividend of $1,212,000 for the year ended May 30, 1998 for the beneficial conversion feature. In October 1998, all 400,000 warrants were exercised.

     On October 28, 1998, Metro Global entered into a note payable with a third party for $1,100,000. The note, which bears no interest, is due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant agreement, Metro Global issued the lender 150,000 restricted shares of Metro Global's Common Stock. Metro Global used $507,500 of the proceeds to repurchase 198,242 shares of its outstanding Common Stock from Metro Plus, a company owned by Kenneth Guarino. For the year ended May 29, 1999, Metro Global made one payment of $275,000. In September 1999, Metro Global and lender agreed to an extension of the note. Under the terms of the extension, payments totaling $550,000 are due by September 30, 1999 and the final payment of $275,000 is due on December 31, 1999. If all payments are not made by January 1, 2000, Metro Global must issue the lender 100,000 shares of restricted stock as a penalty. In October 1999, Metro Global made a $275,000 payment.

     On December 9, 1998, Metro Global entered into a six-month term loan agreement with a third party. Under the terms of the agreement, Metro Global borrowed $3,000,000 at an interest rate of 10% per year. The proceeds were used toward the acquisition of Fanzine and to fund working capital. In connection with this transaction, Metro Global issued warrants to purchase up to 350,000 shares of Common Stock at a price of $3.00, expiring on December 31, 2001. Metro Global recorded interest expense of $577,000 for the valuation of the warrants. Additionally, Metro Global issued 100,000 shares of Common Stock and recorded $187,500 of interest expense.

     In September 1999, Metro Global and lender agreed to an extension, under which Metro Global must pay $1.3 million upon closing financing with another financing company. The balance of the note of $1,800,000, which includes
$100,000 penalty, will be exchanged for an 8% convertible debenture. The debenture is convertible at a rate of not more than 10% of the total debenture per week, at a price of 80% of the average closing bids for the five days preceding the conversion. In consideration of the extension, Metro Global will issue warrants to purchase up to 100,000 shares of Common Stock at a price of $1.75 per share with a two-year expiration.

     On June 30, 1999, Metro Global entered into a one-year note payable at an interest rate of 10% with a related party for $30,000. Proceeds from the note were used for working capital.

     During June 1997, Metro, Inc. ("Metro") entered into a line of credit agreement with Finova Capital. Under the agreement, Metro may borrow up to 75% of assigned accounts receivable less than 90 days old, up to a maximum of $1,000,000. The balance due under the line of credit bears interest at the prime rate plus 5% per annum plus a collateral management fee. The outstanding balance under the line is secured by accounts receivable of Metro and guaranties of Metro Global and certain officers/shareholders. The line of credit expired during June 1999, but includes an option for an additional year. As of August 28, 1999, the balance on the line of credit was $800,044. On June 30, 1999, Finova did not renew the agreement.

     In October 1999, Metro Global signed a $4,000,000 Loan and Security Agreement with Reservoir Capital Corporation. Pursuant to the terms, Metro may borrow up to 70% of accounts receivable less than ninety day old, up to a maximum of $3,000,000. The accounts receivable borrowing base excludes foreign receivables and receivables where more than 50% of the balance is over ninety days old. The borrowings on Capital Video Corporation ("CVC") are limited to the lesser of 30% of total accounts receivable or $1,600,000. Additionally, Metro, Inc. can borrow 40% of inventory, up to a maximum of $1,000,000.

     Borrowings under this loan bear interest at prime rate plus 3.5% per annum. Additionally, Metro, Inc. must pay a service fee of .35% per month on the average daily loan balance. Metro, Inc. must pay an unused fee of .25% on the amount of the borrowings under $2,000,000. The loan will be secured by the assets of Metro, Inc. The CVC accounts receivables will be guaranteed by the sole shareholder of CVC. Additionally, CVC will execute a put on the inventory of Metro in case of default

     Of Metro's total accounts receivable at August 28, 1999, $2,723,875 is owed by CVC, a chain of retail stores, which is wholly owned by Kenneth Guarino, a principal shareholder and the interim Chief Executive Officer of Metro Global and for which Daniel Geribo, Metro's director, serves as President and sole director. Because of the amount of this receivable and the concentration of business with CVC, this receivable is monitored very closely. All amounts due from CVC are predominantly maintained within 60 to 90 day terms. Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in Metro Global's financial statements.

     For the quarter ended August 28, 1999, Metro invested $643,364 in new feature films and video. Financing for these activities has been and will continue to be generated through operating cash flows as well as funds received from its line of credit.

Capital Expenditures

     Capital expenditures in the first quarter ended August 28, 1999 amounted to $96,532 as compared to $179,106 for the quarter ended August 29, 1998. Metro Global incurred capital lease obligations of $411,799 for the quarter ended
August 28, 1999 primarily for computer equipment, duplicating and editing equipment. Metro Global currently has $400,000 remaining on a lease line available for its use, which management believes is sufficient.

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

Restatement

     Metro Global has restated the financial statements for the three months ended August 29, 1998. The financial statements were restated to record dividends on the embedded beneficial conversion feature of the Series A Preferred Stock, interest on the embedded beneficial conversion feature on convertible debentures, and changes in estimates. The effect of these adjustments was a decrease in net income of $577,508 to a net loss of $177,459 and a decrease in earnings of $0.12 per share to a loss of $0.07 per share.

Licensing Agreement

     On July 21, 1999, Metro Global entered into an agreement with certain subsidiaries of New Frontier Media, Inc. ("New Frontier"), a publicly traded company involved in distribution of adult entertainment via cable television and the internet. New Frontier will receive access to Metro Global's 3,200-plus library of videos and pictures for internet and cable television exhibition for a period of seven years. In consideration, Metro Global received 500,000 restricted shares of New Frontier's Common Stock plus warrants to purchase 100,000 additional shares of New Frontiers Common Stock per year for five years at market price, as defined in the agreement. Metro Global recorded the value of the Common Stock and warrants as an investment and deferred revenue in the amount of $4,787,474. The deferred revenue is being amortized over seven years. Metro Global recognized $56,994 of income from the relationship with New Frontier during the three months ended August 28, 1999.

     As part of the agreement, a subsidiary of New Frontier will provide Metro Global with advertising on its websites, as well as technical support for Metro Global's websites, including credit card processing. In consideration, Metro Global issued New Frontier 250,000 restricted shares of its Common Stock and warrants to purchase 50,000 shares of Common Stock per year for five years at market price, as defined in the agreement. Metro Global recorded the value of the Common Stock and warrants at $716,752. The deferred expense is being amortized over five years. The unamortized portion of the deferred expense is recorded as a reduction of additional paid-in-capital in the accompanying financial statements.

Subsequent Events

     On September 29, 1999, Metro Global signed a Rescission and Purchase Agreement with the selling shareholders of Fanzine and a company controlled by them. In consideration of this sale of Fanzine's stock, Metro Global will receive payments totaling $4,500,000 and the 1,000,000 contingent shares of Common Stock originally given to the selling shareholders. Payment of the $4,500,000 is secured by the assets of Fanzine and partly secured by the personal guarantees of the former Fanzine shareholders. Metro Global will receive payments of $1,000,000 by October 31, 1999, $1,000,000 by November 30, 1999, $1,000,000 by May 31, 2000 and $1,500,000 by August 31, 2000.
The operations of Fanzine have been classified as discontinued operations in the accompanying financial statements.

     On October 5, 1999, Metro Global signed a working capital line of credit agreement with Reservoir Capital under essentially the same terms as is in the commitment letter described in note 6 of the accompanying financial statements. Actual funding is expected to take place shortly. Proceeds of the loan will be utilized for a partial pay down of debt currently in default. In the event that proceeds are not received from this loan, Metro Global will remain in default under its debt obligations.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AUGUST 28, 1999 (UNAUDITED)
--------------------------------------------------------------------------------


                                     Assets
                                     ------


Current Assets
--------------

  Cash                                                             $   761,634
  Accounts receivable, less allowance for doubtful
    accounts of $153,674                                             6,480,204
  Accounts receivable, related party                                 2,723,875
  Inventory                                                          4,367,752
  Recoverable income tax                                               339,000
  Prepaid expenses and other current assets                            938,594
                                                                       -------


Total Current Assets                                                15,611,059
--------------------                                                ----------




  Motion pictures and other films at cost, less accumulated
    amortization of $9,269,985                                       4,961,539

  Property and equipment at cost, less accumulated
    depreciation of $2,355,752                                       2,374,764

  Goodwill, net of accumulated
    amortization of $473,293                                         3,695,567

  Investment in securities                                           4,787,474

  Other assets                                                         334,195
                                                                       -------


Total Assets                                                       $31,764,598
------------                                                       ===========




                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AUGUST 28, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                      Liabilities and Shareholders' Equity
                      ------------------------------------


Current liabilities
-------------------


  Current portion of capital lease obligations                     $   264,628
  Short-term borrowings                                              4,625,044
  Related party convertible debentures                                 784,000
  Notes payable to related parties                                     474,000
  Convertible debentures                                               867,720
  Accounts payable and accrued expenses                             10,343,036
  Income taxes payable                                                 513,943
                                                                       -------

Total current liabilities                                           17,872,371
-------------------------                                           ----------

  Deferred Revenue                                                   4,730,480
  Capital lease obligations, less current portion                      648,536
                                                                       -------

Total liabilities                                                   23,251,387
-----------------                                                   ----------

  Minority interest                                                     61,600
  Commitments and Contingencies


Shareholders' equity
--------------------


  Preferred Stock, no par value; authorized 2,000,000 shares;
    issued and outstanding, none
  Common stock, $.0001 par value; authorized 10,000,000
    shares; issued 6,842,771 shares and outstanding,
    6,644,529 shares                                                       684
  Additional paid in capital                                        15,723,336
  Accumulated deficit                                               (6,476,474)
  Accumulated other comprehensive loss - foreign exchange               (5,730)
                                                                    ----------
                                                                     9,241,816

  Unearned compensation                                               (282,705)
  Less cost of Treasury Stock (198,242 common shares)                 (507,500)
                                                                      --------

Total shareholders' equity                                           8,451,611
--------------------------                                           ---------


Total liabilities and shareholders' equity                         $31,764,598
------------------------------------------                         ===========



                 See Notes to Consolidated Financial Statements
                                       F-2

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       1998
                                                        1999       as restated
                                                        ----       -----------


  Revenues                                           $7,064,170     $5,083,332
  Cost of revenues, including amortization of
    motion pictures and other films of
    $535,352 and $368,478, respectively               4,678,546      3,531,130
                                                      ---------      ---------
                                                      2,385,624      1,552,202

  Selling, general and administrative expenses        2,560,825      1,867,936
                                                      ---------      ---------

                                                       (175,201)      (315,734)
                                                       --------       --------

Other income and (expenses)
---------------------------

  Interest expense                                     (633,602)      (182,683)
  Royalty income                                         32,536         32,536
  Miscellaneous income(expense)                           -0-            2,501
  Minority interest                                      (8,133)       (12,365)
                                                         ------        -------

                                                       (609,199)      (160,011)
                                                       --------       --------

Loss from continuing operations                        (784,400)      (475,745)

  Provision (benefit) for income taxes                   (-0-)         (93,922)
                                                         ----          -------

Loss from continuing operations                        (784,400)      (381,823)

Income from discontinued operations (net of tax)         67,435        204,364
                                                         ------        -------

Net loss                                             $ (716,965)    $ (177,459)
                                                     ==========     ==========

Loss Per Share:

  Loss from continuing operations:
    Basic and Diluted                                   $ (0.12)       $ (0.11)
  Income from discontinued operations:
    Basic and Diluted                                     $0.01          $0.04
  Net loss:
    Basic and Diluted                                   $ (0.11)       $ (0.07)
  Weighted average number of shares:
    Basic and Diluted                                 6,448,889      4,911,904






                 See Notes to Consolidated Financial Statements
                                       F-3

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


                                                                      1998
                                                      1999         as restated
                                                      ----         -----------

Cash flows from operating activities:
  Net loss                                            $(716,965)      $(177,459)
                                                      ---------       ---------

Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation Expense                                  160,841         106,804
  Amortization of motion pictures and other films       535,352         368,478
  Amortization of deferred rent                          (3,503)         (3,503)
  Amortization of unearned compensation                  77,512          31,250
  Amortization of goodwill                              109,222          33,333
  Amortization of deferred revenue                      (56,944)          -0-
  Amortization of deferred expense                       11,946           -0-
  Amortization of discount on debenture                  19,712           6,571
  Accrued interest added to note payable principal       68,000           -0-
  Discount on issuance of convertible debenture           -0-          (157,700)
  Allowance for doubtful accounts                       113,426          30,000
  Embedded interest on convertible debentures             -0-            95,709
  Common Stock issued for consulting services            12,815         449,833
  Common Stock issued for compensation                    -0-             6,850
  Issuance of warrants                                  175,844           -0-
  Minority interest                                       8,133          12,365
  Foreign exchange                                        1,035             669
(Increase) decrease in assets:
  Accounts receivable                                (1,393,039)     (1,237,665)
  Inventory                                            (263,672)       (404,113)
  Prepaid expenses and other current assets              56,832        (233,264)
  Other assets                                          (66,639)         21,880
Increase in liabilities:
  Accounts payable and accrued expenses               2,652,421         770,096
  Income taxes payable                                   55,174         153,926
                                                         ------         -------

Total adjustments                                     2,274,468          51,519
-----------------                                     ---------          ------

Net cash provided by (used in) operating activities  $1,557,503       $(125,940)
---------------------------------------------------  ==========       =========





                 See Notes to Consolidated Financial Statements
                                       F-4

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      1998
                                                       1999        as restated
                                                       ----        -----------

Cash flows from investing activities:

  Acquisition of Fanzine                            $  (-0-)       $(2,000,000)
  Acquisition costs                                    (-0-)           (99,634)
  Investments in motion pictures and other films     (643,364)        (856,627)
  Purchase of property and equipment                  (96,532)        (179,106)
                                                      -------         --------

Net cash used in investing activities                (739,896)      (3,135,367)
-------------------------------------                --------       ----------


Cash flows from financing activities:

  Proceeds from the issuance of Series A
    convertible Preferred Stock                         -0-        $ 1,317,000
  Proceeds from issuance of Common Stock                -0-              8,734
  Proceeds from issuance of convertible debentures      -0-          1,000,000
  Net proceeds from (payments on) line of credit     (142,254)          18,166
  Proceeds on notes payable                            30,000        1,200,000
  Principal payments on capital lease obligations     (88,007)         (73,600)
  Contribution from joint venture partner               -0-             30,000
                                                        ---             ------

Net cash provided by (used in) financing activities  (200,261)       3,500,300
---------------------------------------------------  ---------       ---------

Net increase in cash                                  617,346          238,993

Cash, beginning of period                             144,288          184,995

Cash, end of period                                 $ 761,634        $ 423,988
                                                    =========        =========


Supplemental disclosures of cash flow information:

    Cash paid during the period for:

        Interest                                     $ 66,401         $ 49,111
                                                     ========         ========

        Income taxes                                 $  -0-           $  -0-
                                                     ========         ========



                 See Notes to Consolidated Financial Statements
                                       F-5

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities:

     During the quarter ended August 29, 1998, a payable of $300,000 was converted into 250,000 restricted shares of Metro Global's Common Stock by a related party.

     During the quarter ended August 29, 1998, 700 shares of Series A Preferred Stock plus accrued dividends of $5,958 were converted into 280,059 shares of Metro Global's Common Stock. Metro Global recognized total dividends of $146,513 relating to the beneficial conversion feature of this stock during the three months ended August 28, 1998.

     Capital lease obligations of $411,799 and $61,740 were incurred during the three months ended August 28, 1999 and August 29, 1998, respectively, when Metro Global entered into capitalized leases for office equipment and machinery and equipment.

     On July 21, 1999, Metro Global entered into a seven year Licensing Agreement with New Frontier Media, Inc. Metro Global received 500,000 restricted shares of New Frontier Common Stock plus warrants to purchase 100,000 shares of Common Stock per year for five years. Metro Global valued the Common Stock and warrants at $4,787,474. The deferred revenue is being amortized over seven years.

     As part of the Licensing Agreement, in consideration of certain services, Metro Global issued New Frontier 250,000 restricted shares of its Common Stock and warrants to purchase 50,000 shares of Common Stock per year for five years. Metro Global valued the Common Stock and warrants at $716,752. The deferred expense is being amortized over five years.

     During the three months ended August 28, 1999, $60,000 of convertible debentures and accrued interest and penalties of $17,630 were converted into 43,962 restricted shares of Common Stock.







                 See notes to consolidated financial statements.
                                       F-6

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


1. Summary of Significant Accounting Policies and Plan of Operation

Consolidation

     The consolidated financial statements include the accounts of Metro Global and its majority owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Financial Statements

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments, except for note 8) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and changes in financial position for the interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in Metro Global's latest annual report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending May 27, 2000.

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

     As described in Note 3, Metro Global has sold Fanzine, its publishing segment, and expects to utilize a substantial portion of the proceeds to retire debt.

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

Reclassification

     Certain items in the financial statements for the quarter ended August 29, 1998 have been reclassified to conform with the current presentation.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


2. Dispositions

Fanzine International, Inc.

     On August 3, 1998, Metro Global acquired 100% of the stock of Fanzine for a cash purchase price of $4,000,000, plus contingent consideration. Fanzine, which began operations on August 1, 1997, publishes event driven, mainstream magazines translated into seven languages and distributed worldwide. The contingent consideration consisted of 1,000,000 restricted shares of Metro Global's Common Stock with put option rights at $8.00 per share to be exercised by the selling shareholder's during the second year on a quarterly basis, if certain minimum earnings, as defined, are met. During Fanzine's first year of operations, Metro Global had the right to call the shares at the greater of $6.00 per share or 75% of the market price. Metro Global did not call the shares. The acquisition agreement also provided for a reduction in purchase price if Fanzine's results of operations did not meet certain minimum earnings.

     The acquisition was accounted for as a purchase. The excess of the purchase price over the fair market values of net assets acquired, which included, among others, licenses, trademarks, and distribution rights, was allocated to goodwill and amortized over ten years. The cash portion of $4,000,000 was financed by a long-term convertible debenture and other short-term borrowings. On September
29, 1999, Metro Global sold Fanzine's stock back to the selling shareholders (see note 3).

3. Discontinued Operations

     In September 1999, Metro Global adopted a plan of disposition for Fanzine, which was sold on September 29, 1999 for approximately $4,500,000 in notes payable and the return of 1,000,000 shares of Metro Global's Common Stock. The following table is a summary of the results of discontinued operations for the three months ended August 28, 1999 and one month ended August 29, 1998, respectively:


                                                  1999            1998
                                                  ----            ----

      Revenues                                $ 4,621,504     $ 1,437,237
      Cost of revenues                          4,030,434         843,428
                                                ---------         -------
                                                  591,070         593,809

      Other expenses                              468,461         301,960
                                                  -------         -------

      Income before income taxes                  122,609         291,849

      Income taxes                                (55,174)        (87,485)
                                                  -------         -------

      Income from discontinued operations        $ 67,435        $204,364
                                                 ========        ========


     Income from discontinued operations before income taxes does not include an allocation of corporate interest expense or amortization of goodwill. At August 28, 1999, Fanzine has current assets of $3,660,072, other assets of $167,067 and current liabilities of $3,609,503.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


4. Debt

     On August 1, 1998, Metro Global entered into notes payable totaling $1,000,000 with related parties. The notes, which bear interest at 8%, were due August 1, 1999. Proceeds from the notes were used in the acquisition of Fanzine. In October 1998, $600,000 of debt was converted into 400,000 shares of Metro Global's Common Stock. On August 1, 1999, the balance of the notes were extended for one year. In consideration of the extension, the interest rate increased from 8% to 10% and warrants were issued to purchase up to 115,000 shares of Common Stock at a price of $2.58, exercisable for a term of five years. Metro Global recorded interest expense of $100,050 in connection with the issuance of the warrants.

     On October 28, 1998, Metro Global entered into a note payable with an unrelated third party for $1,100,000. The note, which bears no interest, was due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant agreement, Metro Global issued the lender 150,000 restricted shares of Metro Global's Common Stock. Metro Global recorded interest expense of $243,412 in 1999 in connection with the issuance of the restricted stock. Metro Global used $507,500 of the proceeds to repurchase 198,242 shares of its outstanding Common Stock from Metro Plus, a company partially owned by Kenneth Guarino, Acting Chief Executive Officer of Metro Global and a significant shareholder. For the year ended May 29, 1999, Metro Global made one payment of $275,000. As a result, default interest at 11% per annum has been accrued on this note. In September 1999, Metro Global and the lender agreed to an extension of the note. Under the terms of the extension, payments totaling $550,000 were due by September 30, 1999 and the final payment of $275,000 is due on December 31, 1999. The September 30, 1999 payments are currently in default. Metro Global made a payment of $275,000 in October 1999. If all payments are not made by January 1, 2000, Metro Global must issue the lender 100,000 shares of restricted stock as a penalty.

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

     In September 1999, Metro Global and the lender agreed to an extension. Under the terms of the extension, Metro Global must pay $1.3 million upon the closing of the prospective financing with Reservoir Capital a new unrelated third party lender. The balance of the note of $1,800,000, which includes a $100,000 penalty, will be exchanged for an 8% convertible debenture. The debenture is convertible at a rate of not more than 10% of the total debenture per week, at a price of 80% of the average closing bids for the five days preceding the conversion. In consideration of the extension, Metro Global will issue warrants to purchase up to 100,000 shares of Common Stock at a price of $1.75 per share with a two-year expiration. In the event that funding is not received on the prospective financing with Reservoir Capital, Metro Global will remain in default under the debt obligation.

     On June 30, 1999, Metro Global entered into a one-year note payable at an interest rate of 10% with a related party for $30,000. Proceeds from the note were used for working capital.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


5. Convertible Debentures

     On July 31, 1998, Metro Global entered into an 8% convertible debenture with an unrelated party in the amount of $1,000,000, which was used in the purchase of Fanzine. In connection with this transaction, Metro Global issued a warrant for 75,000 shares at a price of $4.11 and a warrant for 25,000 shares at a price of $3.29, both exercisable over two years. Metro Global recorded a discount on the debenture of $157,700 for the value of the warrants. Metro Global amortized $19,713 and $6,571 of the discount to interest expense during the three months ended August 28, 1999 and August 29, 1998, respectively.

     The $1,000,000 debenture was to mature on July 31, 2000. Interest is payable on a quarterly basis. The holder of the debenture is entitled to convert, after 120 days of the agreement, the principal value into Metro
Global's Common Stock at a discounted market price as is defined in the agreement. Metro Global has recorded $35,461 of interest expense relating to the embedded beneficial conversion feature in the quarter ended August 29, 1998. Metro Global is in technical default under the terms of the debenture due to the suspension of trading of its Common Stock on September 14, 1999. During the quarter ended August 28, 1999, $60,000 of convertible debentures plus accrued interest and penalties were converted into 43,962 restricted shares of Metro Global's Common Stock.

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

     On July 1, 1998, Metro Global entered into a 12% convertible debenture totaling $200,000 with a related party. The note was due on July 1, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. Metro Global recorded $60,248 of interest expense relating to the embedded beneficial conversion feature. Proceeds from the debenture were used for working capital. On July 1, 1999, the debenture was extended until July 1, 2001. In conjunction with the extension, warrants were granted to purchase 50,000 shares of Metro Global's Common Stock for $2.58 per share. Metro Global recorded interest expense of $52,000 in connection with the issuance of the warrants.

6. Short-Term Borrowings

     Pursuant to a line of credit agreement with Finova Capital, Metro Global's subsidiary, Metro, may borrow up to 75% of assigned accounts receivable less than 90 days old, up to a maximum of $1,000,000. The balance due under the line of credit bears interest at the prime rate plus 5% per annum. In addition, Metro pays the finance company a management fee equal to 3/4 of 1% of sales submitted for inclusion in the net security value of the accounts receivable, but not more than $7,500 per month. The outstanding balance under the line is secured by the accounts receivable of Metro, and the guarantee of Metro Global. As of August 28, 1999, short-term borrowings under the line of credit totaled $800,044. On June 30, 1999, Finova did not renew the agreement and is waiting to be repaid from the Reservoir Capital financing.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


6. Short-Term Borrowings (Continued)

     In October 1999, Metro Global signed a $4,000,000 Loan and Security Agreement letter with Reservoir Capital Corporation. Pursuant to the terms, Metro may borrow up to 70% of accounts receivable less than ninety day old, up to a maximum of $3,000,000. The accounts receivable borrowing base excludes foreign receivables and receivables where more than 50% of the balance is over ninety days old. The borrowings on accounts receivable from CVC, a related party, are limited to the lesser of 30% of total accounts receivable or $1,600,000. Additionally, Metro can borrow 40% of inventory, up to a maximum of $1,000,000.

     Borrowings under this loan bear interest at prime rate plus 3.5% per annum. Additionally, Metro must pay a service fee of .35% per month on the average daily loan balance. Metro must pay an unused fee of .25% on the amount of the borrowings under $2,000,000. The loan will be secured by the assets of Metro.
The CVC accounts receivables will be guaranteed to the lender by the sole shareholder of CVC. Additionally, CVC will execute a put on the inventory of Metro in case of default.

7. Shareholders' Equity

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

     The Series A Shares were convertible at a rate of 100 shares plus accrued dividends per week at 80% of the 15 day average closing bid price. These Shares were subject to a twenty-four month mandatory conversion feature. Metro Global recognized dividends of $146,513 at August 29, 1998 for the embedded beneficial conversion feature. For the three months ended August 28, 1998, 700 shares of the Series A shares and accrued dividends were converted into 280,059 shares of Metro Global's Common Stock.

     In addition to the Series A Shares, Metro Global issued 400,000 detachable warrants to purchase Metro Global's Common Stock at $1.50 per share commencing April 20, 1998 exercisable over 5 years. In October 1998, all 400,000 warrants were transferred to a related party of Metro Global and exercised.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


8. Licensing Agreement

     On July 21, 1999, Metro Global entered into an agreement with certain subsidiaries of New Frontier, a publicly traded company involved in distribution of adult entertainment via cable television and the internet. New Frontier will receive access to Metro Global's 3,200-plus library of videos and pictures for internet and cable television exhibition for a period of seven years. In consideration, Metro Global received 500,000 restricted shares of New Frontier's Common Stock plus warrants to purchase 100,000 shares of Common Stock per year for five years at market price, as defined. Metro Global recorded the value of the Common Stock and warrants as an investment and deferred revenue in the amount of $4,787,474. The deferred revenue is being amortized over seven years. Metro Global recognized $56,994 of income during the three months ended August 28, 1999.

     As part of the agreement, a subsidiary of New Frontier will provide Metro Global with advertising on its websites, as well as technical support for Metro Global's websites, including credit card processing. In consideration, Metro Global issued New Frontier 250,000 restricted shares of its Common Stock and warrants to purchase 50,000 shares of Common Stock per year for five years at market price, as defined. Metro Global recorded the value of the Common Stock and warrants at $716,752. The deferred expense is being amortized over five years. The unamortized portion of the deferred expense is recorded as a reduction of additional paid-in-capital in the accompanying financial statements.

9. Subsequent Events

     On September 29, 1999, Metro Global signed a Rescission and Purchase Agreement with the selling shareholders of Fanzine and a company controlled by them. In consideration of this sale of Fanzine's stock, Metro Global will receive payments totaling $4,500,000 and the 1,000,000 contingent shares of Common Stock originally given to the selling shareholders. Payment of the $4,500,000 is secured by the assets of Fanzine and partly secured by the personal guarantees of the former Fanzine shareholders. Metro Global will receive payments of $1,000,000 by October 31, 1999, $1,000,000 by November 30, 1999, $1,000,000 by May 31, 2000 and $1,500,000 by August 31, 2000. The
operations of Fanzine have been classified as discontinued operations in the accompanying financial statements (see note 3).

     On October 5, 1999, Metro Global signed a working capital line of credit agreement with Reservoir Capital under essentially the same terms as is in the commitment letter described in note 6. Actual funding is expected to take place shortly. Proceeds of the loan will be utilized for a partial pay down of debt currently in default (as described in notes 4 and 5). In the event that proceeds are not received from this loan, Metro Global will remain in default under its debt obligations.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


10. Earnings Per Share

     The computation of basic and diluted earnings per share from continuing operations is as follows:

                                             August 28, 1999   August 29, 1998
                                             ---------------   ---------------

 Loss from continuing operations                $(784,400)        $(381,823)
 Preferred Stock dividends                                         (146,513)
 Loss from continuing operations
 attributable   to common shareholders          $(784,400)        $(528,336)



 Basic and Diluted EPS:
   Basic and Diluted common shares              6,448,889         4,911,904
   Basic and Diluted EPS
     from continuing operations                 $   (0.12)        $   (0.11)


     The weighted average shares attributable to the dilutive instruments listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

                                                    1999        1998
                                                    ----        ----

       Stock Options                               235,996     153,374
       Warrants                                       -        184,049
       12% convertible debentures                  346,632     281,481
       8% convertible debentures                   483,721        -

     At August 28, 1999, warrants to purchase 765,000 shares of Common Stock are not listed in the above analysis since the exercise price is greater than the average market price of the common shares.

11. Restatement

     Metro Global has restated the financial statements for the three months ended August 29, 1998. The financial statements were restated to record dividends on the embedded beneficial conversion feature of the Series A Preferred Stock, interest on the embedded beneficial conversion feature on convertible debentures, and changes in estimates. The effect of these adjustments was a decrease in net income of $577,508 to a net loss of $177,459 and a decrease in earnings of $0.12 per share to a loss of $0.07 per share.

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

          None


Item 5.   Other information
          -----------------

          None


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits

     10.1 License Agreement dated July 21, 1999 between Colorado Satellite Broadcasting, Inc. and Metro Global Media, Inc. on behalf of itself and its wholly owned subsidiary, Metro Inc., as filed with the commission on October 7, 1999 as Exhibit 10.21 to the Annual Report on Form 10-KSB and incorporated herein by reference.

     10.2 Loan and Security Agreement dated September 30, 1999 by and between Metro Global Media, Inc., Metro, Inc. and Reservoir Capital Corporation, as filled with the Commission on October 7, 1999 as
          Exhibit 10.21 to the Annual Report on Form 10-KSB and incorporated herein by reference.

     27.1 Financial Data Schedule filed herewith

     (b)  Reports on Form 8-K

          Report on Form 8-K, filed June 11, 1999, which amended a Report on Form 8-K filed on August 18, 1998 reporting the acquisition of Fanzine International, Inc., reporting Item 7. Financial Statements and Exhibits, which included (i) the Unaudited Balance Sheet and Unaudited Statement of Income of Fanzine International, Inc. for the six month period ended June 30, 1998 and (ii) the Pro Forma Unaudited Balance Sheet and Unaudited Statement of Income which gave effect to the acquisition of Fanzine International, Inc.

          Reports of Form 8-K, filed June 28, 1999, as amended on July 13, 1999, August 23, 1999 and October 7, 1999 reporting Item 4. Change in Registrant's Certifying Accountants, the resignation of Grant Thornton, LLP as Metro Global's certifying accountants.

          Report of Form 8-K, filed July 20, 1999, reporting Item 4. Change in Registrant's Certifying Accountants, the appointment of Imowitz, Koenig & Co., LLP, as Metro Global's certifying accountants.

          Report on Form 8-K, filed September 15, 1999 reporting Item 5. Other Events, that Metro Global did not timely file its 1999 Annual Report on Form 10-KSB and that on September 14, 1999, the NASDAQ Stock Market halted the trading of Metro Global Media, Inc.'s Common Stock.

          Report on Form 8-K, filed October 4, 1999 reporting under Item 2. Acquisition and Disposition of Assets, that on September 29, 1999, Metro Global Media, Inc. sold Fanzine back to its former stockholders and a company controlled by them.

                                    SIGNATURE
                                    ---------



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            METRO GLOBAL MEDIA, INC.



                            By: /s/ Janet M. Hoey
                            ---------------------
                                    Janet M. Hoey,
                                    Treasurer(principal financial
                                    and accounting officer), Secretary
                                    and Director