Form 10-Q
period 1999-11-27
METRO GLOBAL MEDIA INC
filed 2000-01-11
CIK 838803

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For quarterly period ended November 27, 1999
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from ____________ to _______________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,692,069 at December 31, 1999.

PART I - FINANCIAL INFORMATION
------------------------------


Item 1. Consolidated Financial Statements
-----------------------------------------

      Balance Sheet                                                  F-1
      Statements of Income                                           F-3
      Statements of Cash Flows                                       F-4
      Notes to Financial Statements                          F-7 to F-15


Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Results of Continuing Operations for the three months ended November 27, 1999 versus the three months ended November 28, 1998.

     Metro Global Media, Inc.'s ("Metro Global") revenues from continuing operations were $5,997,803 for the three months ended November 27, 1999, as compared to $5,994,140 for the three months ended November 28, 1998. Revenues consist principally of sales of prerecorded videocassettes, magazines, electronic software products and related items. Revenues remained constant with the prior corresponding period due to the relocation of Metro, Inc.'s ("Metro") west coast operation into new facilities in September 1999, which involved a shutdown for a period of approximately four weeks. Metro Global estimates lost revenues from this shutdown to approximate $1,000,000.

     Costs  of  revenues  (including  amortization  of film  costs)  related  to continuing operations for the three month period ended November 27, 1999 increased to $4,173,732 from $4,044,447 for the corresponding period in the prior year. Costs of revenues as a percentage of revenues in the second quarter of fiscal 1999 were 70% as compared to 67% in the second quarter of fiscal 1998. The primary reason for this increase is an increase in amortization expense of approximately $110,000.

     Selling, general and administrative expenses related to continuing operations for the three months ended November 27, 1999 increased 13% to $2,509,324 from $2,223,132 for the three months ended November 28, 1998. Selling, general, and administrative expenses, as a percentage of revenue increased to 42% for the period ended November 27, 1999 as compared to 37% for the period ended November 28, 1998. The primary reasons for the increase in selling, general and administrative expenses are an increase in payroll of approximately $200,000 and an increase in Internet development costs of approximately $70,000.

     Loss from continuing operations for the three month period ended November 27, 1999 was $778,929 as compared to a loss from continuing operations of $510,384 for the corresponding period in the prior year. The primary reason for the increase in the loss is due to the increase in cost of revenues and selling, general and administrative expenses as mentioned above. This increased loss was partially offset by an increase in other income of approximately $68,000 due to interest income from the sale of Fanzine. Net loss for the quarter ended November 27, 1999 was $377,324 as compared to a net loss of $531,608 for the quarter ended November 28, 1998, resulting in a loss per share of $.06 for the quarter ended November 27, 1999, as compared to a loss per share of $.10 for the quarter ended November 28, 1998.

Results of Continuing Operations for the six months ended November 27, 1999 versus the six months ended November 28, 1998.

     Metro Global's revenues from continuing operations increased $1,984,501 from $11,077,472 for the six months ended November 28, 1998 to $13,061,973 for the six months ended November 27, 1999. This represents an 18% increase from revenues for the six months ended November 28, 1998. Revenues consist principally of sales of prerecorded videocassettes, magazines, electronic software products and related items. The increase in revenue is primarily attributable to the increased sales of videos and DVDs of approximately $1,000,000, an increase in magazine sales of approximately $450,000, an increase in sales by Metro International of approximately $200,000 and an increase in cable revenues of approximately $210,000 over the same period of the prior year.

     Costs of revenues (including amortization of film costs) related to continuing operations for the six month period ended November 27, 1999 increased to $8,852,278 from $7,575,577 for the corresponding period in the prior year. Costs of revenues as a percentage of revenues in the first six months of fiscal 1999 remained constant at 68% with the first six months of fiscal 1998.

     Selling, general and administrative expenses related to continuing operations for the six months ended November 27, 1999 increased 24% to $5,070,149 from $4,091,068 for the six months ended November 28, 1998. The primary reasons for the increase in selling, general and administrative expenses are an increase in payroll, increase in advertising and promotional expenses, and an increase in Internet development costs.

     Loss from continuing operations for the six-month period ended November 27, 1999 was $1,563,329, as compared to loss from continuing operations of $986,129 for the corresponding period in the prior year. The primary reason for the increase in the loss are an increase in interest expense of approximately $390,000 due to increased borrowings and the relocation of Metro's west coast facility, which involved a shutdown of approximately four weeks. Net loss for the six months ended November 27, 1999 was $1,094,289 as compared to a net loss of $709,067 for the six months ended November 28, 1998, resulting in a loss per share of $.17 for the six months ended November 27, 1999, as compared to a loss per share of $.14 for the six months ended November 28, 1998.

Liquidity and Capital Resources at November 27, 1999

     Cash amounted to $803,719 at quarter-end. Net cash provided by operating activities amounted to $2,134,884 for the six months ended November 27, 1999, as compared to $865,884 for the same period in the prior fiscal year. The primary sources of cash were cash provided by operating activities of $2,134,884 and net proceeds from a line of credit of $1,957,614. The primary uses of cash for the quarter ended November 27, 1999 consisted of: (1) net payments on notes payable of $2,175,000, (2) investments in motion pictures and other films of $1,059,370,
(3) payments on capital leases of $259,531, and (4) purchases of property and equipment of $207,418.

     Accounts payable and accrued expenses increased $1,544,351 due to increased purchasing, increase in video and DVD duplication and an increase in accrued interest expense.

     On July 1, 1998, Metro Global entered into a 12% convertible debenture totaling $200,000 with a related party. The note was due on July 1, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. Metro Global recorded $60,248 of interest expense relating to the embedded beneficial conversion feature. Proceeds from the debenture were used for working capital. On July 1, 1999, the debenture's due date was extended until July 1, 2001. In conjunction with the extension, warrants were granted to purchase 50,000 shares of Metro Global's Common Stock for $2.58 per share. Metro Global recorded interest expense of $52,000 in connection with the issuance of the warrants.

     On August 1, 1998, Metro Global entered into notes payable totaling $1,000,000 with related parties. The notes, which bear interest at 8%, were due August 1, 1999. Proceeds from the notes were used in the acquisition of Fanzine International, Inc. ("Fanzine").

In October 1998, the notes were reduced by $600,000 for the exercise of warrants. On August 1, 1999, the notes due dates were extended for one year. In consideration of the extension, the interest rate increased from 8% to 10% and warrants were issued to purchase up to 115,000 shares of Common Stock at a price of $2.58, exercisable for a term of five years. Metro Global recognized interest expense of $100,050 in connection with the issuance of the warrants.

     On July 31, 1998, Metro Global entered into an 8% convertible debenture with an unrelated party in the amount of $1,000,000, which was used in the purchase of Fanzine. In connection with this transaction, Metro Global issued a warrant for 75,000 shares at a price of $4.11 and a warrant for 25,000 shares at a price of $3.29, both exercisable over two years. Metro Global recorded a discount on the debenture of $157,700 for the value of the warrants. Metro Global amortized $39,424 and $26,283 of the discount to interest expense during the six months ended November 27, 1999 and November 28, 1998, respectively.

     The $1,000,000 debenture was to mature on July 31, 2000. Interest is payable on a quarterly basis. The holder of the debenture is entitled to convert the principal value into Metro Global's Common Stock at a discounted market price as is defined in the debenture agreement. Metro Global has recorded
$35,461 of interest expense relating to the embedded beneficial conversion feature in the quarter ended August 29, 1998. Metro Global is in technical default under the terms of the debenture due to the suspension of trading of its Common Stock on September 14, 1999. During the six months ended November 27, 1999, $105,000 of convertible debentures plus accrued interest and penalties were converted into 83,888 restricted shares of Metro Global's Common Stock.

     Beginning in April 1998, Metro offered 5% convertible Preferred Shares pursuant to regulation S of the U.S. Securities Act of 1933. Metro Global received approximately $846,500 and $1,317,000 in net proceeds from the offering in fiscal 1998 and 1999, respectively. Proceeds from such offering were used to fund working capital.

     The Series A Shares are convertible at a rate of 100 shares plus accrued dividends per week at 80% of the 15 day average closing bid price. These shares are subject to a twenty-four month mandatory conversion feature. Dividends are payable in Common Stock and Metro Global recognized dividends of $146,513 during the quarter ended August 29, 1998 for the embedded beneficial conversion feature. For the six months ended November 28, 1998, 1400 shares of the Series A shares and accrued dividends were converted into 610,481 shares of Metro Global's Common Stock. In addition to the Series A Shares, Metro Global issued 400,000 warrants to purchase Metro Global Common Stock at $1.50 per share commencing April 20, 1998 exercisable over 5 years. Metro Global recognized a dividend of $1,212,000 for the year ended May 30, 1998 for the beneficial conversion feature. In October 1998, all 400,000 warrants were exercised.

     On October 28, 1998, Metro Global entered into a note payable with a third party for $1,100,000. The note, which bears no interest, was due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant agreement, Metro Global issued the lender 150,000 restricted shares of Metro Global's Common Stock. Metro Global used $507,500 of the proceeds to repurchase 198,242 shares of its outstanding Common Stock from Metro Plus, a company owned by a majority stockholder. For the year ended May 29, 1999, Metro Global made one payment of $275,000. In September 1999, Metro Global and lender agreed to a preliminary extension of the note. Under the terms of the extension, payments totaling $550,000 are due by September 30, 1999 and the final payment of $275,000 is due on December 31, 1999. If all payments are not made by January 1, 2000, Metro Global must issue the lender 100,000 shares of restricted stock as a penalty. In October 1999, Metro Global made a $275,000 payment. Metro Global is currently renegotiating the payments for the final $550,000 due on the note payable.

     On December 9, 1998, Metro Global entered into a six-month term loan agreement with a third party. Under the terms of the agreement, Metro Global borrowed $3,000,000 at an interest rate of 10% per year. The proceeds were used toward the acquisition of Fanzine and to fund working capital. In connection with this transaction, Metro Global issued warrants to purchase up to 350,000 shares of Common Stock at a price of $3.00, expiring on December 31, 2001. Metro Global recorded interest expense of $577,000 for the valuation of the warrants. Additionally, Metro Global issued 100,000 shares of Common Stock and recorded $187,500 of interest expense. In September 1999, Metro Global and this lender agreed to an extension, under which Metro Global paid $1.3 million upon closing financing with Reservoir Capital Corporation. The balance of the note of $1,800,000, which includes $100,000 penalty, was exchanged for an 8% convertible debenture. The debenture is convertible at a rate of not more than 10% of the total debenture per week, at a price of 80% of the average closing bids for the five days preceding the conversion. In consideration of the extension, Metro Global issued warrants to purchase up to 100,000 shares of Common Stock at a price of $1.75 per share with a two-year expiration. In November 1999, Metro Global paid the lender $600,000 against the convertible debenture from the proceeds of a payment from the sale of Fanzine. As of November 27, 1999, the balance of the convertible debenture is $1,100,000.

     On June 30, 1999, Metro Global entered into a one-year note payable at an interest rate of 10% with a related party for $30,000. Proceeds from the note were used for working capital.

     During June 1997, Metro, Inc. ("Metro") entered into a line of credit agreement with Finova Capital. Under the agreement, Metro was able to borrow up to 75% of assigned accounts receivable less than 90 days old, up to a maximum of $1,000,000. The balance due under the line of credit incurred interest at the prime rate plus 5% per annum plus a collateral management fee. The outstanding balance under the line was secured by accounts receivable of Metro and guaranties of Metro Global and certain officers/shareholders. The line of credit expired during June 1999. On November 11, 1999, the outstanding balance on the line of credit was repaid with proceeds from the line of credit with Reservoir Capital Corporation described below.

     In September 1999, Metro Global signed a $4,000,000 Loan and Security Agreement with Reservoir Capital Corporation. Pursuant to the terms, Metro may borrow up to 70% of accounts receivable less than ninety day old, up to a maximum of $3,000,000. The accounts receivable borrowing base excludes foreign receivables and receivables where more than 50% of the balance is over ninety days old. The borrowings on Capital Video Corporation ("CVC") are limited to the lesser of 30% of total accounts receivable or $1,600,000. Additionally, Metro can borrow 40% of inventory, up to a maximum of $1,000,000. Borrowings under this loan bear interest at prime rate plus 3.5% per annum. Additionally, Metro must pay a service fee of .35% per month on the average daily loan balance. Metro must pay an unused fee of .25% on the amount of the borrowings under $2,000,000. The loan is secured by the assets of Metro. The CVC accounts receivable are guaranteed by the sole shareholder of CVC. Additionally, CVC will execute a put on the inventory of Metro in case of default. As of November 27, 1999, borrowings under the line of credit totaled $2,899,912.

     Of Metro's total accounts receivable at November 27, 1999, $2,351,916 is owed by CVC, a chain of retail stores, which is wholly owned by a principal shareholder of Metro Global. Because of the amount of this receivable and the concentration of business with CVC, this receivable is monitored very closely. All amounts due from CVC are predominantly maintained within 60 to 90 day terms. Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in Metro Global's financial statements.

     For the six months ended November 27, 1999, Metro invested $1,059,370 in new feature films and video. Financing for these activities has been and will continue to be generated through operating cash flows as well as funds received from its line of credit.

Capital Expenditures

     Capital expenditures in the six months ended November 27, 1999 amounted to $207,418 as compared to $236,374 for the six months ended November 28, 1998. Metro Global incurred capital lease obligations of $259,531 for the six months ended November 27, 1999 primarily for computer equipment, duplicating and editing equipment.

     Management believes that funds provided by operations and the new line of credit are adequate to meet the anticipated short-term and long-term capital needs. Management believes that inflation has not had a material effect on its operations.

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

Restatement

     Metro Global has restated the financial statements for the three and six months ended November 28, 1998. The financial statements were restated to record dividends on the embedded beneficial conversion feature of the Series A Preferred Stock, interest on the embedded beneficial conversion feature on convertible debentures, and changes in estimates. The effect of these adjustments was a decrease in net income of $768,032 a net loss of $531,608 and a decrease in earnings of $0.14 per share to a loss of $0.10 per share for the three months ended November 28, 1998; and a decrease in earnings of $1,522,999 to a net loss of $709,067 and a decrease in earnings of $0.19 per share to a loss of $0.14 per share for the six months ended November 28, 1998.

Licensing Agreement

     On July 21, 1999, Metro Global entered into an agreement with certain subsidiaries of New Frontier Media, Inc. ("New Frontier"), a publicly traded company involved in distribution of adult entertainment via cable television and the internet. New Frontier will receive access to Metro Global's 3,200-plus library of videos and pictures for internet and cable television exhibition for a period of seven years. In consideration, Metro Global received 500,000 restricted shares of New Frontier's Common Stock plus warrants to purchase 100,000 additional shares of New Frontier's Common Stock per year for five years at market price, as defined in the agreement. Metro Global recorded the value of the Common Stock and warrants as an investment and deferred revenue in the amount of $4,787,474. The deferred revenue is being amortized over seven years. Metro Global recognized $227,975 of income from the relationship with New Frontier during the six months ended November 27, 1999. As of November 27, 1999, Metro Global recorded a reserve of $782,500 against the investment for a decrease in the market value of the stock.

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

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 27, 1999 (UNAUDITED)
--------------------------------------------------------------------------------


                                     Assets
                                     ------


Current Assets
--------------

  Cash                                                             $  803,719
  Accounts receivable, less allowance for doubtful
    accounts of $165,602                                            3,684,568
  Accounts receivable, related party                                2,351,916
  Inventory                                                         4,208,468
  Recoverable income tax                                              339,000
  Prepaid expenses and other current assets                           312,972
  Notes Receivable                                                  3,350,072
                                                                   ----------


Total Current Assets                                               15,050,715
--------------------                                               ----------




  Motion pictures and other films at cost, less accumulated
    amortization of $9,768,181                                      4,880,332

  Property and equipment at cost, less accumulated
    depreciation of $2,525,322                                      2,315,751


  Investment in securities                                          4,004,974

  Other assets                                                        173,525
                                                                  -----------

Total Assets                                                      $26,425,297
------------                                                      -----------














                 See Notes to Consolidated Financial Statements
                                       F-1

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 27, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                      Liabilities and Shareholders' Equity
                      ------------------------------------


Current liabilities
-------------------


  Current portion of capital lease obligations                    $   305,781
  Short-term borrowings                                             4,549,912
  Related party convertible debentures                                784,000
  Notes payable to related parties                                    474,000
  Convertible debentures                                              842,433
  Accounts payable and accrued expenses                             6,713,413
  Income taxes payable                                                154,443
                                                                  -----------

Total current liabilities                                          13,823,982
-------------------------                                         -----------

  Deferred Revenue                                                  4,559,499
  Capital lease obligations, less current portion                     435,859
                                                                  -----------

Total liabilities                                                  18,819,340
-----------------                                                 -----------


  Minority interest                                                    26,121
  Commitments and Contingencies


Shareholders' equity
--------------------


  Preferred Stock, no par value; authorized 2,000,000 shares;
    issued and outstanding, none
  Common stock, $.0001 par value; authorized 10,000,000
    shares; issued 6,890,311 shares and outstanding,
    6,692,069 shares                                                      688
  Additional paid in capital                                       15,817,585
  Accumulated deficit                                              (6,853,798)
  Accumulated other comprehensive loss - foreign exchange              (9,835)
  Comprehensive loss - market valuation equity securities            (782,500)
                                                                  -----------
                                                                    8,172,140

  Unearned compensation                                               (84,804)
  Less cost of Treasury Stock (198,242 common shares)                (507,500)
                                                                  -----------

Total shareholders' equity                                          7,579,836
--------------------------                                        -----------

Total liabilities and shareholders' equity                        $26,425,297
------------------------------------------                        -----------





                 See Notes to Consolidated Financial Statements
                                       F-2

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 27, 1999 AND NOVEMBER 28, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                            Three Months      Six Months
                                             Three Months     Six Months    Nov 28, 1998     Nov 28, 1998
                                             Nov 28, 1999    Nov 27, 1999   As restated      As restated
                                             (Unaudited)     (Unaudited)    (Unaudited)      (Unaudited)
                                             -----------------------------------------------------------

  Revenues                                    $5,997,803     $13,061,973     $5,994,140      $11,077,472
  Cost of revenues, including
    amortization of motion pictures
    and other films                            4,173,732       8,852,278      4,044,447        7,575,577
                                              ----------     -----------     ----------      -----------

                                               1,824,071       4,209,695      1,949,693        3,501,895
  Selling, general and
    administrative expenses                    2,509,324       5,070,149      2,223,132        4,091,068
                                              ----------     -----------     ----------      -----------

                                                (685,253)       (860,454)      (273,439)        (589,173)
                                              ----------     -----------     ----------      -----------

Other income and (expenses)

  Interest expense                              (227,675)       (861,277)      (298,761)        (481,444)
  Royalty income                                  32,536          65,072         55,189           87,715
  Miscellaneous income(expense)                   65,984          65,984         (1,809)             693
  Minority interest                               35,479          27,346          8,436           (3,928)
                                              ----------     -----------     ----------      -----------

                                                 (93,676)       (702,875)      (236,945)        (396,956)
                                              ----------     -----------     ----------      -----------

Loss from continuing operations                 (778,929)     (1,563,329)      (510,384)        (986,129)

  Benefit for income taxes                         -0-             -0-          (19,280)        (113,202)
                                              ----------     -----------     ----------      -----------

Loss from continuing operations                 (778,929)     (1,563,329)      (491,104)        (872,927)

Gain on sale of discontinued
  operations (net of tax)                        372,324         372,324          -0-              -0-

Income (Loss) from discontinued
  operations (net of tax)                         29,281          96,716        (40,504)         163,860
                                              ----------     -----------     ----------      -----------

Net Loss                                      $ (377,324)    $(1,094,289)    $ (531,608)     $  (709,067)
                                              ==========     ===========     ==========      ===========

Loss Per Share:

Loss from continuing operations:
    Basic and Diluted                            $ (0.12)        $ (0.24)       $ (0.09)         $ (0.17)
Gain on sale of discontinued
  operations:
    Basic and Diluted                            $  0.06         $  0.06        $  0.00          $  0.00
Income (Loss) from discontinued
  operations:
    Basic and Diluted                            $  0.00         $  0.01        $ (0.01)         $  0.03
Net loss:
    Basic and Diluted                            $ (0.06)        $ (0.17)       $ (0.10)         $ (0.14)
Weighted average number of shares:
    Basic and Diluted                          6,570,479       6,570,479      5,297,850        5,068,876




                 See Notes to Consolidated Financial Statements
                                       F-3

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 27, 1999 AND NOVEMBER 28, 1998 (UNAUDITED)
--------------------------------------------------------------------------------



                                                                                   1998
                                                                  1999          as restated
                                                                  ----          -----------

Cash flows from operating activities:
  Net loss                                                     $ (1,094,289)     $  (709,067)
                                                               ------------      -----------

Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation Expense                                              287,646          224,464
  Amortization of motion pictures and other films                 1,032,565          919,803
  Amortization of deferred rent                                      (7,005)          (7,005)
  Amortization of unearned compensation                             275,413           62,500
  Amortization of goodwill                                          200,000          133,333
  Amortization of deferred revenue                                 (227,975)           -0-
  Amortization of deferred expense                                   47,784            -0-
  Amortization of discount on debenture                              39,425           26,283
  Accrued interest added to note payable principal                   68,000            -0-
  Discount on issuance of convertible debenture                       -0-           (157,700)
  Allowance for doubtful accounts                                   161,498           60,000
  Embedded interest on convertible debentures                         -0-            202,092
  Common Stock issued for consulting services                        12,815          499,716
  Common Stock issued for compensation                                -0-              6,850
  Common Stock issued for interest expense                            -0-             51,818
  Issuance of warrants                                              175,844          142,298
  Minority interest                                                 (27,346)          22,149
  Foreign exchange                                                   (3,070)           1,557
(Increase) decrease in assets:
  Accounts receivable                                              (168,240)      (1,878,450)
  Inventory                                                        (104,388)        (586,367)
  Prepaid expenses and other current assets                         122,317         (340,595)
  Other assets                                                      (30,635)          16,520
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                           1,544,351        2,235,300
  Income taxes payable                                             (169,826)         (59,615)
                                                               ------------      -----------

Total adjustments                                                 3,229,173        1,574,951
-----------------                                              ------------      -----------

Net cash provided by operating activities                      $  2,134,884      $   865,884
--------------------------------------------------             ------------      -----------










                 See Notes to Consolidated Financial Statements
                                       F-4

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED NOVEMBER 27, 1999 AND NOVEMBER 28, 1998 (UNAUDITED)
--------------------------------------------------------------------------------



                                                                                   1998
                                                                  1999          as restated
                                                                  ----          -----------

Cash flows from investing activities:

  Acquisition of Fanzine                                       $      -0-        $(2,000,000)
  Gain on sale of Fanzine                                           372,324            -0-
  Acquisition costs                                                   -0-           (160,418)
  Investments in motion pictures and other films                 (1,059,370)      (1,594,884)
  Purchase of property and equipment                               (207,418)        (236,374)
  Purchase of treasury stock                                          -0-           (507,500)
                                                               ------------      -----------

Net cash used in investing activities                              (894,464)      (4,499,176)
-------------------------------------                          ------------      -----------


Cash flows from financing activities:

  Proceeds from the issuance of Series A
    convertible Preferred Stock                                       -0-        $ 1,317,000
  Proceeds from issuance of common stock                              -0-              8,734
  Proceeds from issuance of convertible debentures                    -0-          1,000,000
  Proceeds from exercise of warrants                                  -0-            600,000
  Net proceeds from (payments on) line of credit                  1,957,614          248,431
  Proceeds on notes payable                                          30,000        1,700,000
  Payments on notes payable                                      (2,175,000)           -0-
  Principal payments on capital lease obligations                  (259,531)        (178,728)
  Payments on note payable - selling shareholders                     -0-           (333,333)
  Contribution from joint venture partner                             -0-             30,000
                                                               ------------      -----------

Net cash provided by (used in) financing activities                (446,917)       4,392,104
---------------------------------------------------            ------------      -----------

Net increase in cash                                                793,503          758,812

Cash, beginning of period                                            10,216          184,995

Cash, end of period                                            $    803,719      $   943,807
                                                               ============      ===========


Supplemental disclosures of cash flow information:

    Cash paid during the period for:

        Interest                                               $    152,670      $   147,002
                                                               ============      ===========

        Income taxes                                           $    120,000      $     -0-
                                                               ============      ===========



                      See Notes to Consolidated Financial Statements
                                           F-5

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED NOVEMBER 27, 1999 AND NOVEMBER 28, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities:

     During the six months ended November 28, 1998, a payable of $300,000 was converted into 250,000 restricted shares of Metro Global's Common Stock by a related party.

     During the six months ended November 28, 1998, 1400 shares of Series A Preferred Stock plus accrued dividends of $19,934 were converted into 610,481 shares of Metro Global's Common Stock. Metro Global recognized total dividends of $309,248 relating to the beneficial conversion feature of this stock during the six months ended November 28, 1998.

     Capital lease obligations of $259,531 and $178,728 were incurred during the six months ended November 27, 1999 and November 28, 1998, respectively, when Metro Global entered into capitalized leases for office equipment and machinery and equipment.

     On July 21, 1999, Metro Global entered into a seven year Licensing Agreement with New Frontier Media, Inc. Metro Global received 500,000 restricted shares of New Frontier Common Stock plus warrants to purchase an additional 100,000 shares of New Frontier Common Stock per year for five years. Metro Global valued the Common Stock and warrants at $4,787,474. The deferred revenue is being amortized over seven years.

     As part of the Licensing Agreement, in consideration of certain services, Metro Global issued New Frontier 250,000 restricted shares of its Common Stock and warrants to purchase 50,000 shares of Common Stock per year for five years. Metro Global valued the Common Stock and warrants at $716,752. The deferred expense is being amortized over five years.

     During the six months ended November 27, 1999, $105,000 of convertible debentures and accrued interest and penalties of $31,045 were converted into 83,888 restricted shares of Common Stock.




















                 See notes to consolidated financial statements.
                                       F-6

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 27, 1999 AND NOVEMBER 28, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


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

     On December 7, 1999, Metro Global's Common Stock was delisted from the NASDAQ Small Cap Market. On December 22, 1999, Metro Global appealed the decision to delist the Common Stock. Metro Global's Common Stock is currently being traded through the facilities of the pink sheets.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Due to their prospective nature, it is reasonable to expect actual results to differ from those estimates.

Reclassification

     Certain items in the financial statements for the quarter ended November 28, 1998 have been reclassified to conform with the current presentation.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 27, 1999 AND NOVEMBER 28, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


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

     The following table is a summary of the results of discontinued operations for the six months ended November 27, 1999 and four months ended November 28, 1998, respectively:


                                              Nov. 27, 1999   Nov. 28, 1998
                                              -------------   -------------

      Revenues                                 $ 6,111,545    $ 3,946,381
      Cost of revenues                           5,400,953      3,244,784
                                               -----------    -----------
                                                   710,592        701,597

      Other expenses                               535,524        450,252
                                               -----------    -----------

      Income before income taxes                   175,068        251,345

      Income taxes                                  78,352         87,485
                                               -----------    -----------

      Income from discontinued operations      $    96,716    $   163,860
                                               ===========    ===========


METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 27, 1999 AND NOVEMBER 28, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


3.   Discontinued Operations (continued)

     Income from discontinued operations before income taxes does not include an allocation of corporate interest expense or amortization of goodwill.

4.   Debt

     On August 1, 1998, Metro Global entered into notes payable totaling $1,000,000 with related parties. The notes, which bear interest at 8%, were due August 1, 1999. Proceeds from the notes were used in the acquisition of Fanzine. In October 1998, $600,000 of debt was converted into 400,000 shares of Metro Global's Common Stock. On August 1, 1999, the balance of the notes due dates were extended for one year. In consideration of the extension, the interest rate increased from 8% to 10% and warrants were issued to purchase up to 115,000 shares of Common Stock at a price of $2.58, exercisable for a term of five years. Metro Global recorded interest expense of $100,050 in connection with the issuance of the warrants.

     On October 28, 1998, Metro Global entered into a note payable with an unrelated third party for $1,100,000. The note, which bears no interest, was due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant agreement, Metro Global issued the lender 150,000 restricted shares of Metro Global's Common Stock. Metro Global recorded interest expense of $243,412 in 1999 in connection with the issuance of the restricted stock. Metro Global used $507,500 of the proceeds to repurchase 198,242 shares of its outstanding Common Stock from Metro Plus, a company partially owned by a significant shareholder. For the year ended May 29, 1999, Metro Global made one payment of $275,000. As a result, default interest at 11% per annum has been accrued on this note. In September 1999, Metro Global and the lender agreed to a preliminary extension of the note. Under the terms of the extension, payments totaling $550,000 were due by September 30, 1999 and the final payment of $275,000 is due on December 31, 1999. The September 30, 1999 payments are currently in default. Metro Global made a payment of $275,000 in October 1999. If all payments are not made by January 1, 2000, Metro Global must issue the lender 100,000 shares of restricted stock as a penalty. Metro Global is currently renegotiating the payments for the final $550,000 due on the note payable.

     On December 9, 1998, Metro Global entered into a six-month term loan agreement with an unrelated third party. Under the terms of the agreement, Metro Global borrowed $3,000,000 at an interest rate of 10% per year. The proceeds were used toward the acquisition of Fanzine and to fund working capital. In connection with this transaction, Metro Global issued warrants to purchase up to 350,000 shares of Common Stock at a price of $3.00, expiring on December 31, 2001. Metro Global recorded interest expense of $577,000 in connection with the issuance of the warrants during 1999. Additionally, Metro Global issued 100,000 shares of Common Stock and recorded $187,500 of interest expense relating to the issuance of these shares during 1999. In September 1999, Metro Global and the this lender agreed to an extension. Under the terms of the extension, Metro Global paid $1.3 million upon the closing of the financing with Reservoir Capital Corporation, a new unrelated third party lender. The balance of the note of $1,800,000, which includes a $100,000 penalty, was exchanged for an 8% convertible debenture. The debenture is convertible at a rate of not more than 10% of the total debenture per week, at a price of 80% of the average closing bids for the five days preceding the conversion. In consideration of the extension, Metro Global issued warrants to purchase up to 100,000

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 27, 1999 AND NOVEMBER 28, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


4.   Debt (continued)

shares of Common Stock at a price of $1.75 per share with a two-year expiration. In November 1999, Metro Global paid the lender $600,000 against the convertible debenture from the proceeds of a payment from the sale of Fanzine. As of November 27, 1999, the balance of the convertible debenture is $1,100,000.

     On June 30, 1999, Metro Global entered into a one-year note payable at an interest rate of 10% with a related party for $30,000. Proceeds from the note were used for working capital.

5.   Convertible Debentures

     On July 31, 1998, Metro Global entered into an 8% convertible debenture with an unrelated party in the amount of $1,000,000, which was used in the purchase of Fanzine. In connection with this transaction, Metro Global issued a warrant for 75,000 shares at a price of $4.11 and a warrant for 25,000 shares at a price of $3.29, both exercisable over two years. Metro Global recorded a discount on the debenture of $157,700 for the value of the warrants. Metro Global amortized $39,424 and $26,283 of the discount to interest expense during the six months ended November 27, 1999 and November 28, 1998, respectively.

     The $1,000,000 debenture was to mature on July 31, 2000. Interest is payable on a quarterly basis. The holder of the debenture is entitled to convert the principal value into Metro Global's Common Stock at a discounted market price as is defined in the debenture agreement. Metro Global has recorded
$35,461 of interest expense relating to the embedded beneficial conversion feature in the quarter ended August 29, 1998. Metro Global is in technical default under the terms of the debenture due to the suspension of trading of its Common Stock on September 14, 1999. During the six months ended November 27, 1999, $105,000 of convertible debentures plus accrued interest and penalties were converted into 83,888 restricted shares of Metro Global's Common Stock.

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

     On July 1, 1998, Metro Global entered into a 12% convertible debenture totaling $200,000 with a related party. The note was due on July 1, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. Metro Global recorded $60,248 of interest expense relating to the embedded beneficial conversion feature. Proceeds from the debenture were used for working capital. On July 1, 1999, the debenture's due date extended until July 1, 2001. In conjunction with the extension, warrants were granted to purchase 50,000 shares of Metro Global's Common Stock for $2.58 per share. Metro Global recorded interest expense of $52,000 in connection with the issuance of the warrants.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 27, 1999 AND NOVEMBER 28, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


6.   Short-Term Borrowings

     Pursuant to a line of credit agreement with Finova Capital, Metro Global's subsidiary, Metro, was able to borrow up to 75% of assigned accounts receivable less than 90 days old, up to a maximum of $1,000,000. The balance due under the line of credit incurred interest at the prime rate plus 5% per annum. In addition, Metro pays the finance company a management fee equal to 3/4 of 1% of sales submitted for inclusion in the net security value of the accounts receivable, but not more than $7,500 per month. The outstanding balance under the line was secured by the accounts receivable of Metro, and the guarantee of Metro Global. On November 11, 1999, the outstanding balance on the line of credit was repaid with proceeds from the line of credit with Reservoir Capital Corporation described below.

     In September 1999, Metro Global signed a $4,000,000 Loan and Security Agreement with Reservoir Capital Corporation. Pursuant to the terms, Metro may borrow up to 70% of accounts receivable less than ninety day old, up to a maximum of $3,000,000. The accounts receivable borrowing base excludes foreign receivables and receivables where more than 50% of the balance is over ninety days old. The borrowings on accounts receivable from CVC, a related party, are limited to the lesser of 30% of total accounts receivable or $1,600,000. Additionally, Metro can borrow 40% of inventory, up to a maximum of $1,000,000. Borrowings under this loan bear interest at prime rate plus 3.5% per annum. Additionally, Metro must pay a service fee of .35% per month on the average daily loan balance. Metro must pay an unused fee of .25% on the amount of the borrowings under $2,000,000. The loan is secured by the assets of Metro. The CVC accounts receivable are guaranteed to the lender by the sole shareholder of CVC. Additionally, CVC will execute a put on the inventory of Metro in case of default. As of November 27, 1999, borrowings under the line of credit totaled $2,899,912.

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

     The Series A Shares are convertible at a rate of 100 shares plus accrued dividends per week at 80% of the 15 day average closing bid price. These Shares are subject to a twenty-four month mandatory conversion feature. Metro Global recognized dividends of $146,513 at August 29, 1998 for the embedded beneficial conversion feature. For the six months ended November 28, 1998, 1400 shares of the Series A shares and accrued dividends were converted into 610,481 shares of Metro Global's Common Stock. In addition to the Series A Shares, Metro Global issued 400,000 detachable warrants to purchase Metro Global's Common Stock at $1.50 per share commencing April 20, 1998 exercisable over 5 years. In October 1998, all 400,000 warrants were transferred to a related party of Metro Global and exercised.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 27, 1999 AND NOVEMBER 28, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


8.   Licensing Agreement

     On July 21, 1999, Metro Global entered into an agreement with certain subsidiaries of New Frontier, a publicly traded company involved in distribution of adult entertainment via cable television and the internet. New Frontier will receive access to Metro Global's 3,200-plus library of videos and pictures for internet and cable television exhibition for a period of seven years. In consideration, Metro Global received 500,000 restricted shares of New Frontier's Common Stock plus warrants to purchase 100,000 additional shares of New Frontier Common Stock per year for five years at market price, as defined in the agreement. Metro Global recorded the value of the Common Stock and warrants as an investment and deferred revenue in the amount of $4,787,474. The deferred revenue is being amortized over seven years. Metro Global recognized $227,975 of income from the relationship with New Frontier during the six months ended November 27, 1999. As of November 27, 1999, Metro Global recorded a reserve of $782,500 against the investment for a decrease in the market value of the stock.

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

9.   Restatement

     Metro Global has restated the financial statements for the three and six months ended November 28, 1998. The financial statements were restated to record dividends on the embedded beneficial conversion feature of the Series A Preferred Stock, interest on the embedded beneficial conversion feature on convertible debentures, and changes in estimates. The effect of these adjustments was a decrease in net income of $768,032 a net loss of $531,608 and a decrease in earnings of $0.14 per share to a loss of $0.10 per share for the three months ended November 28, 1998; and a decrease in earnings of $1,522,999 to a net loss of $709,067 and a decrease in earnings of $0.19 per share to a loss of $0.14 per share for the six months ended November 28, 1998.


PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
          -----------------

          None

Item 2.   Changes in Securities
          ---------------------

          None

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 27, 1999 AND NOVEMBER 28, 1998 (UNAUDITED
--------------------------------------------------------------------------------


Item 3.   Defaults upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None

Item 5.   Other information
          -----------------

          On December 7, 1999, the NASDAQ Listing Qualifications Panel informed Metro Global that Metro Global's securities would be delisted from NASDAQ's SmallCap Market effective at the close of business on December 7, 1999. Trading of Metro Global's common stock had been halted by the NASDAQ Stock Market since September 14, 1999, following Metro Global's announcement that it did not timely file its 1999 Annual Report on Form 10-KSB. The NASDAQ Listing Qualifications Panel took this action despite its acknowledgement, "that [Metro Global] currently appears to be in compliance with the filing, audit committee and independent director requirements" for continued listing. Metro Global has requested a review by the NASDAQ Listing and Hearing Review Council of the NASDAQ Panel's decision. Metro Global's common stock has commenced trading with the National Quotations Bureau through its publication known as the pink sheets.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits

          2.1 Rescission and Purchase Agreement by and among Metro Global Media, Inc., Metro, Inc., Fanzine International, Inc., Goldtree Publishing, Inc., Robert Maiello, Philip P. Salvatore, Bart Senior and Michael Levine, as filed with the Commission on October 4, 1999 as Exhibit 2.1 to the Report on Form 8-K and incorporated herein by reference.

          2.2 Security Agreement between Fanzine International, Inc. and Metro Global Media, Inc., as filed with the Commission on October 4, 1999 as
          Exhibit 2.2 to the Report on Form 8-K and incorporated herein by reference.

          2.3 Security Agreement between Fanzine International, Inc. and Metro Global Media, Inc., as filed with the Commission on October 4, 1999 as
          Exhibit 2.3 to the Report on Form 8-K and incorporated herein by reference.

          2.4 Promissory Note from Robert Maiello, Michael Levine, Bart Senior and Philip P. Salvatore to Metro Global Media, Inc., as filed with the Commission on October 4, 1999 as Exhibit 2.4 to the Report on Form 8-K and incorporated herein by reference.

          2.5 Promissory Note from Goldtree Publishing, Inc. to Metro Global Media, Inc., as filed with the Commission on October 4, 1999 as
          Exhibit 2.5 to the Report on Form 8-K and incorporated herein by reference.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 27, 1999 AND NOVEMBER 28, 1998 (UNAUDITED
--------------------------------------------------------------------------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          2.6 Personal Guarantee of Michael Levine, as filed with the Commission on October 4, 1999 as Exhibit 2.6 to the Report on Form 8-K and incorporated herein by reference.

          2.7 Personal Guarantee of Robert Maiello, as filed with the Commission on October 4, 1999 as Exhibit 2.7 to the Report on Form 8-K and incorporated herein by reference.

          2.8 Personal Guarantee of Philip Salvatore, as filed with the Commission on October 4, 1999 as Exhibit 2.8 to the Report on Form 8-K and incorporated herein by reference.

          2.9 Personal Guarantee of Bart Senior, as filed with the Commission on October 4, 1999 as Exhibit 2.9 to the Report on Form 8-K and incorporated herein by reference.

          10.1 License Agreement dated July 21, 1999 between Colorado Satellite Broadcasting, Inc. and Metro Global Media, Inc. on behalf of itself and its wholly owned subsidiary, Metro, Inc., as filed with the Commission on October 7, 1999 as Exhibit 10.21 to the Annual Report on Form 10-KSB and incorporated herein by reference.

          10.2 Loan and Security Agreement dated September 30, 1999 by and between Metro Global Media, Inc., Metro, Inc. and Reservoir Capital Corporation, as filed with the Commission on October 7, 1999 as
          Exhibit 10.23 to the Annual Report on Form 10-KSB and incorporated herein by reference.

          27.1 Financial Data Schedule filed herewith

     (b)  Reports on Form 8-K

          1. Report on Form 8-K, filed June 28, 1999, as amended on July 13, 1999, August 23, 1999 and October 7, 1999, reporting under Item 4. Change in Registrant's Certifying Accountants, the resignation of Grant Thornton, LLP as Metro Global's certifying accountants.

          2. Report on Form 8-K, filed September 15, 1999,  reporting under Item
          5. Other Events, that Metro Global did not timely file its 1999 Annual Report on Form 10-KSB and that on September 14, 1999, the NASDAQ Stock Market halted the trading of Metro Global Media, Inc.'s Common Stock.

          3. Report on Form 8-K, filed October 4, 1999, reporting under Item 2. Acquisition and Disposition of Assets, that on September 29, 1999, Metro Global Media, Inc. sold Fanzine back to its former stockholders and a company controlled by them.

          4. Report on Form 8-K, filed October 29, 1999, reporting under Item 5. Other Events, that on October 25, 1999, A. Daniel Geribo resigned as a member of Metro Global's Board of Directors, as well as a member of the Compensation and Audit Committees.

                                    SIGNATURE



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            METRO GLOBAL MEDIA, INC.

                            Date: January 11, 2000


                            By:  /s/ Janet M. Hoey
                            -------------------------------------------
                                     Janet M. Hoey,
                                     Treasurer(principal financial
                                     and accounting officer), Secretary
                                     and Director