Form 10-Q
period 2000-02-26
METRO GLOBAL MEDIA INC
filed 2000-04-11
CIK 838803

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For quarterly period ended February 26, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from__________  to__________

                         Commission file number 0-21634

                            Metro Global Media, Inc.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                   65-0025871
--------------------------------------------------------------------------------
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                   Identification No.)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes__ No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,608,944 at April 10, 2000.

PART I - FINANCIAL INFORMATION
------------------------------


Item 1. Consolidated Financial Statements
-----------------------------------------

        Balance Sheet                                                 F-1
        Statements of Income                                          F-3
        Statements of Cash Flows                                      F-5
        Notes to Financial Statements                          F-8 to F-15


Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Results of Continuing Operations for the three and nine months ended February 26, 2000 versus the three and nine months ended February 27, 1999.

     Metro Global Media, Inc.'s ("Metro Global") revenues from continuing operations were $7,315,565 for the three months ended February 26, 2000, as compared to $6,025,835 for the three months ended February 27, 1999, a 21% increase. This increase in revenue is primarily due to an increase in DVD sales of approximately $800,000 and an increase in novelty sales of approximately
$400,000.   Metro  Global's  revenues  from  continuing   operations   increased
$3,274,231 to $20,377,538 for the nine months ended February 26, 2000 from $17,103,307 for the nine months ended February 27, 1999. This represents a 19% increase from revenues for the nine months ended February 27, 1999. Revenues consist principally of sales of prerecorded videocassettes, magazines, electronic software products and related items. The increase in revenue during the nine-month period is primarily attributable to the increased sales of DVDs of approximately $2,200,000, an increase in magazine sales of approximately $700,000, an increase in novelty sales of approximately $600,000, an increase in sales by Metro International of approximately $261,000 and an increase in cable and foreign film rights revenues of approximately $400,000 over the same period of the prior year. These increases were partially offset by a decrease in video and CD-ROM sales of approximately $900,000.

     Costs of revenues as a percentage of revenues in the third quarter of fiscal 2000 were 64%, as compared to 67% in the third quarter of fiscal 1999. Costs of revenues as a percentage of revenues in the first nine months of fiscal 2000 were 66%, as compared to 68% for the first nine months of fiscal 1999. The primary reason for this decrease in percentage is the increase in cable and foreign film rights revenue, which have nominal associated costs.

     Selling, general, and administrative expenses, as a percentage of revenue, increased to 42% for the period ended February 26, 2000, as compared to 38% for the period ended February 27, 1999. The increase in selling, general and administrative expenses for the quarter ended February 26, 2000, as compared to February 27, 1999, is due to an increase of payroll and consulting fees of approximately $350,000, Internet development costs of $150,000 and advertising and promotional expenses of $75,000. Selling, general and administrative expenses, as a percentage of revenue, increased to 40% during the nine month period ended February 26, 2000, as compared to 37% during the nine month period ended February 27, 1999. The primary reasons for the increase in selling, general and administrative expenses during the nine-month period are an increase in payroll and consulting fees of approximately $835,000, an increase in advertising and promotional expenses of approximately $100,000, an increase in Internet development costs of approximately $300,000, an increase in professional fees of approximately $200,000, and an increase in depreciation expense of approximately $170,000.

     Loss from continuing operations for the three month period ended February 26, 2000 was $720,465, as compared to a loss from continuing operations of $1,015,440 for the corresponding period in the prior year. Net loss for the quarter ended February 26, 2000 was $264,623, as compared to a net loss of $963,425 for the quarter ended February 27, 1999, resulting in a loss per share of $0.04 for the quarter ended February 26, 2000, as compared to a loss per share of $0.16 for the quarter ended February 27, 1999. Loss from continuing operations for the nine month period ended February 26, 2000 was $2,283,794, as compared to loss from continuing operations of $1,888,367 for the corresponding period in the prior year. Net loss for the nine months ended February 26, 2000 was $1,358,912, as compared to a net loss of $1,672,492 for the nine months ended February 27, 1999, resulting in a loss per share of $0.20 for the nine months ended February 26, 2000, as compared to a loss per share of $0.32 for the nine months ended February 27, 1999. The primary reason for the decrease in the loss is due to the extraordinary gain on the debt restructuring of $455,842. These factors are partially offset by the relocation of Metro's west coast facility, which involved a shutdown of approximately four weeks during the quarter ended November 27, 1999.

Liquidity and Capital Resources at February 26, 2000

     Cash amounted to $647,634 at quarter-end. Net cash provided by operating activities amounted to $3,777,804 for the nine months ended February 26, 2000, as compared to $438,744 for the same period in the prior fiscal year. The primary sources of cash were cash provided by operating activities of $3,777,804 and net proceeds from a line of credit of $1,797,894. The primary uses of cash for the nine months ended February 26, 2000 consisted of: (1) net payments on notes payable of $2,175,000, (2) investments in motion pictures and other films of $1,938,716, (3) payments on capital leases of $316,307, and (4) purchases of property and equipment of $388,257.

     Accounts payable and accrued expenses increased $2,224,003 due to increased purchasing, an increase in video and DVD duplication and authoring expense and an increase in Internet development costs.

     On March 23, 1998, Metro Global entered into two 12% convertible debentures totaling $500,000 with related parties. Both notes were due on March 23, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. Proceeds from the debentures were used for working capital. In March 1999, the debentures' due dates, including accrued interest of $60,000 (which was added to the note principal), were extended until March 23, 2000. On December 31, 1999, one of the debentures, including the accrued interest due under such debenture, was converted into 847,778 restricted shares of Metro Global's Common Stock. The second debenture and accrued interest was assumed by CVC and the receivable due from CVC was reduced accordingly.

     On July 1, 1998, Metro Global entered into a 12% convertible debenture totaling $200,000 with a related party. The note was due on July 1, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. Metro Global recorded $60,248 of interest expense relating to the embedded beneficial conversion feature. Proceeds from the debenture were used for working capital. On July 1, 1999, the debenture's due date was extended until July 1, 2001. In conjunction with the extension, warrants were granted to purchase 50,000 shares of Metro Global's Common Stock for $2.58 per share. Metro Global recorded interest expense of $52,000 in connection with the issuance of the warrants. On December 31, 1999, the debenture and accrued interest were assumed by CVC and the receivable due from CVC was reduced accordingly.

     On August 1, 1998, Metro Global entered into notes payable totaling $1,000,000 with related parties. The notes, which bear interest at 8%, were due August 1, 1999. Proceeds from the notes were used in the acquisition of Fanzine International, Inc. ("Fanzine"). In October 1998, the notes were reduced by $600,000 for the exercise of warrants. On August 1, 1999, the notes' due dates were extended for one year. In consideration of the extension, the interest rate increased from 8% to 10% and warrants were issued to purchase up to 115,000 shares of Common Stock at a price of $2.58, exercisable for a term of five years. Metro Global recognized interest expense of $100,050 in connection with the issuance of the warrants. On December 31, 1999, one of the notes and accrued interest of $281,250 was converted into 781,250 shares of Metro Global's Common Stock. On December 31, 1999, the other note and accrued interest totaling $183,250 was assumed by CVC and the receivable due from CVC was reduced accordingly.

    On July 31, 1998, Metro Global entered into an 8% convertible debenture with an unrelated party in the amount of $1,000,000, which was used in the purchase of Fanzine. In connection with this transaction, Metro Global issued a warrant for 75,000 shares at a price of $4.11 and a warrant for 25,000 shares at a price of $3.29, both exercisable over two years. Metro Global recorded a discount on the debenture of $157,700 for the value of the warrants. Metro Global amortized $59,137 and $52,566 of the discount to interest expense during the nine months ended February 26, 2000 and February 27, 1999, respectively.

     The $1,000,000 debenture was to mature on July 31, 2000. Interest is payable on a quarterly basis. The holder of the debenture is entitled to convert the principal value into Metro Global's Common Stock at a discounted market price as is defined in the debenture agreement. During the nine months ended February 26, 2000, $105,000 of convertible debentures plus accrued interest and penalties were converted into 83,888 restricted shares of Metro Global's Common Stock. On February 25, 2000, Metro Global entered into a Forbearance and Modification Agreement with the lender. Under the terms of the agreement, Metro Global made a payment of $150,000 upon execution of the agreement. The remaining balance of $850,000 is due in two installments of $450,000 each, due on July 1, 2000 and October 1, 2000. The debenture is secured by 200,000 shares of stock owned by Metro Global.

     Beginning in April 1998, Metro offered 5% convertible Preferred Shares pursuant to regulation S of the U.S. Securities Act of 1933. Metro Global received approximately $846,500 and $1,317,000 in net proceeds from the offering in fiscal 1998 and 1999, respectively. Proceeds from such offering were used to fund working capital.

     The Series A Shares are convertible at a rate of 100 shares plus accrued dividends per week at 80% of the 15 day average closing bid price. These shares are subject to a twenty-four month mandatory conversion feature. Dividends are payable in Common Stock and Metro Global recognized dividends of $146,513 during the quarter ended August 29, 1998 for the embedded beneficial conversion feature. For the nine months ended February 27, 1999, 2175 shares of the Series A shares and accrued dividends were converted into 982,120 shares of Metro Global's Common Stock. In addition to the Series A Shares, Metro Global issued 400,000 warrants to purchase Metro Global Common Stock at $1.50 per share commencing April 20, 1998 exercisable over 5 years. Metro Global recognized a dividend of $1,212,000 for the year ended May 30, 1998 for the beneficial conversion feature. In October 1998, all 400,000 warrants were exercised.

     On October 28, 1998, Metro Global entered into a note payable with a third party for $1,100,000. The note, which bears no interest, was due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant agreement, Metro Global issued the lender 150,000 restricted shares of Metro Global's Common Stock. Metro Global used $507,500 of the proceeds to repurchase 198,242 shares of its outstanding Common Stock from Metro Plus, a company owned by a majority stockholder. For the year ended May 29, 1999, Metro Global made one payment of $275,000. In September 1999, Metro Global and lender agreed to a preliminary extension of the note. Under the terms of the extension, a payment of $550,000 was due by September 30, 1999 and the final payment of $275,000 was due on December 31, 1999. In October 1999, Metro Global made a $275,000 payment. Metro Global is currently renegotiating the payments for the final $550,000 due on the note payable.

     On December 9, 1998, Metro Global entered into a six-month term loan agreement with a third party. Under the terms of the agreement, Metro Global borrowed $3,000,000 at an interest rate of 10% per year. The proceeds were used toward the acquisition of Fanzine and to fund working capital. In connection with this transaction, Metro Global issued warrants to purchase up to 350,000 shares of Common Stock at a price of $3.00, expiring on December 31, 2001. Metro Global recorded interest expense of $577,000 for the valuation of the warrants. Additionally, Metro Global issued 100,000 shares of Common Stock and recorded $187,500 of interest expense. In September 1999, Metro Global and this lender agreed to an extension, under which Metro Global paid $1.3 million upon closing financing with Reservoir Capital Corporation. In November 1999, Metro Global paid the lender an additional $600,000 from the proceeds of the sale of Fanzine. As of February 26, 2000, the balance of the note payable is $1,200,000. Metro Global is currently renegotiating the terms of the note.

     On June 30, 1999, Metro Global entered into a one-year note payable at an interest rate of 10% with a related party for $30,000. Proceeds from the note were used for working capital. On December 31, 1999, the note payable and accrued interest was converted into 87,847 restricted shares of Metro Global's Common Stock.

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

     In September 1999, Metro Global signed a $4,000,000 Loan and Security Agreement with Reservoir Capital Corporation. Pursuant to the terms, Metro may borrow up to 70% of accounts receivable less than ninety day old, up to a maximum of $3,000,000. The accounts receivable borrowing base excludes foreign receivables and receivables where more than 50% of the balance is over ninety days old. The borrowings on Capital Video Corporation ("CVC") are limited to the lesser of 30% of total accounts receivable or $1,600,000. Additionally, Metro can borrow 40% of inventory, up to a maximum of $1,000,000. Borrowings under this loan bear interest at prime rate plus 3.5% per annum. Additionally, Metro must pay a service fee of .35% per month on the average daily loan balance. Metro must pay an unused fee of .25% on the amount of the borrowings under $2,000,000. The loan is secured by the assets of Metro. The CVC accounts receivable are guaranteed by the sole shareholder of CVC, who is a principal shareholder of Metro Global. Additionally, CVC has executed a put on the inventory of Metro in case of default. As of February 26, 2000, borrowings under the line of credit totaled $2,740,192.

     Of Metro's total accounts receivable at February 26, 2000, $2,151,584, as compared to $2,719,361 for the nine months ended February 27, 1999, is owed by CVC, a chain of retail stores, which is wholly owned by a principal shareholder of Metro Global. Because of the amount of this receivable and the concentration of business with CVC, this receivable is monitored very closely. All amounts due from CVC are within terms given by Metro, and are maintained within 60 to 90 days. Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in Metro Global's financial statements.

     For the nine months ended February 26, 2000, Metro invested $1,938,716 in new feature films and video. Financing for these activities has been and will continue to be generated through operating cash flows as well as funds received from its line of credit.

Capital Expenditures

     Capital expenditures in the nine months ended February 26, 2000 amounted to $388,257 as compared to $444,278 for the nine months ended February 27, 1999. Metro Global incurred capital lease obligations of $411,799 for the nine months ended February 26, 2000 primarily for computer equipment, duplicating and editing equipment.

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

Restatement

     Metro Global has restated the financial statements for the three and nine months ended February 27, 1999. The financial statements were restated to record dividends on the embedded beneficial conversion feature of the Series A Preferred Stock, interest on the embedded beneficial conversion feature on convertible debentures, and changes in estimates. The effect of these adjustments was a decrease in net income of $279,204 to a net loss of $963,425 and a decrease in earnings of $0.05 per share to a loss of $0.16 per share for the three months ended February 27, 1999; and a decrease in earnings of $585,162 to a net loss of $1,672,492 and a decrease in earnings of $0.11 per share to a loss of $0.32 per share for the nine months ended February 27, 1999.

Licensing Agreement

     On July 21, 1999, Metro Global entered into an agreement with certain subsidiaries of New Frontier Media, Inc. ("New Frontier"), a publicly traded company involved in distribution of adult entertainment via cable television and the internet. New Frontier will receive access to Metro Global's 3,200-plus library of videos and pictures for Internet and cable television exhibition for a period of seven years. In consideration, Metro Global received 500,000 restricted shares of New Frontier's Common Stock plus warrants to purchase 100,000 additional shares of New Frontier's Common Stock per year for five years at market price, as defined in the agreement. Metro Global recorded the value of the Common Stock and warrants as an investment and deferred revenue in the amount of $4,787,474. The deferred revenue is being amortized over seven years. Metro Global recognized $398,956 of income from the relationship with New Frontier during the nine months ended February 26, 2000.

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

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
FEBRUARY 26, 2000 (UNAUDITED)
--------------------------------------------------------------------------------


                                      Assets
                                      ------


Current Assets
--------------

  Cash                                                       $    647,634
  Accounts receivable, less allowance
    for doubtful accounts of $201,299                           3,572,378
  Accounts receivable, related party                            2,151,584
  Inventory                                                     4,285,729
  Recoverable income tax                                          339,000
  Prepaid expenses and other current assets                       370,081
  Notes Receivable                                              2,407,860
                                                             ------------


Total Current Assets                                           13,774,266
--------------------                                         ------------




  Motion pictures and other films at cost, less accumulated
    amortization of $10,289,821                                 5,469,999

  Property and equipment at cost, less accumulated
    depreciation of $2,701,995                                  2,277,152


  Investment in securities                                      4,787,474

  Other assets                                                    177,238
                                                             ------------


Total Assets                                                 $ 26,486,129
------------                                                 ------------



















                 See Notes to Consolidated Financial Statements
                                      F-1

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
FEBRUARY 26, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                      Liabilities and Shareholders' Equity
                      ------------------------------------


Current liabilities
-------------------


  Current portion of capital lease obligations               $    301,563
  Short-term borrowings                                         4,490,192
  Convertible debentures                                          817,145
  Accounts payable and accrued expenses                         7,115,218
  Income taxes payable                                             84,269
                                                             ------------

Total current liabilities                                      12,808,387
-------------------------                                    ------------

  Deferred Revenue                                              4,388,518
  Capital lease obligations, less current portion                 383,301
                                                             ------------

Total liabilities                                              17,580,206
-----------------                                            ------------


  Minority interest                                                26,121
  Commitments and Contingencies


Shareholders' equity
--------------------


  Preferred Stock, no par value; authorized 2,000,000 shares;
    issued and outstanding, none
  Common stock, $.0001 par value; authorized 10,000,000
    shares; issued 8,807,186 shares and outstanding,
    8,608,944 shares                                                  881
  Additional paid in capital                                   16,564,305
  Accumulated deficit                                          (7,118,421)
  Accumulated other comprehensive loss - foreign exchange         (13,771)
                                                             ------------
                                                                9,432,994

  Unearned compensation                                           (45,692)
  Less cost of Treasury Stock (198,242 common shares)            (507,500)
                                                             ------------

Total shareholders' equity                                      8,879,802
--------------------------                                   ------------


Total liabilities and shareholders' equity                   $ 26,486,129
------------------------------------------                   ============










                 See Notes to Consolidated Financial Statements
                                       F-2

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                            Three Months   Nine Months
                                             Three Months    Nine Months    Feb 27, 1999   Feb 27, 1999
                                             Feb 26, 2000    Feb 26, 2000   As restated    As restated
                                             (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)
                                             ----------------------------------------------------------

  Revenues                                    $7,315,565      $20,377,538    $6,025,835     $17,103,307
  Cost of revenues, including
    amortization of motion pictures
    and other films                            4,672,005       13,524,283     4,041,820      11,617,397
                                              ----------      -----------    ----------     -----------

                                               2,643,560        6,853,255     1,984,015       5,485,910
  Selling, general and
    administrative expenses                    3,047,817        8,117,966     2,262,635       6,353,703
                                              ----------      -----------    ----------     -----------

                                                (404,257)      (1,264,711)     (278,620)       (867,793)
                                              ----------      -----------    ----------      -----------
Other income and (expenses)
---------------------------

  Interest expense, net                         (435,302)      (1,296,579)     (842,476)     (1,323,920)
  Royalty income                                  53,897          118,969        21,215         108,930
  Miscellaneous income(expense)                   65,197          131,181            94             787
  Minority interest                                -0-             27,346        (6,998)        (10,926)
                                              ----------      -----------    ----------     -----------

                                                (316,208)      (1,019,083)     (828,165)     (1,225,129)
                                              ----------      -----------    ----------     -----------

Loss from continuing operations                 (720,465)      (2,283,794)   (1,106,785)     (2,092,922)

  Benefit for income taxes                         -0-              -0-          91,345         204,555
                                              ----------      -----------    ----------     -----------

Loss from continuing operations                 (720,465)      (2,283,794)   (1,015,440)     (1,888,367)

Extraordinary gain on debt
  restructuring                                  455,842          455,842         -0-             -0-

Gain on sale of discontinued
  operations (net of tax)                          -0-            372,324         -0-             -0-

Income (Loss) from discontinued
operations (net of tax)                            -0-             96,716        52,015         215,875
                                              ----------      -----------    ----------     -----------

Net Loss                                      $ (264,623)     $(1,358,912)   $ (963,425)    $(1,672,492)
                                              ==========      ===========    ==========     ===========













                 See Notes to Consolidated Financial Statements
                                       F-3

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                            Three Months   Nine Months
                                             Three Months    Nine Months    Feb 27, 1999   Feb 27, 1999
                                             Feb 26, 2000    Feb 26, 2000   As restated    As restated
                                             (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)
                                             ----------------------------------------------------------

Loss Per Share:

Loss from continuing
  operations:                                    $ (0.11)         $ (0.34)      $ (0.17)        $ (0.36)
    Basic and Diluted
Extraordinary gain on debt
  restructuring:                                 $  0.07          $  0.07       $  0.00         $  0.00
    Basic and Diluted
Gain on sale of discontinued
  operations:                                    $  0.00          $  0.06       $  0.00         $  0.00
    Basic and Diluted
Income (Loss) from discontinued
  operations:                                    $  0.00          $  0.02       $  0.01         $  0.04
    Basic and Diluted
Net loss:                                        $ (0.04)         $ (0.20)      $ (0.16)        $ (0.32)
    Basic and Diluted
Weighted average number of shares:
    Basic and Diluted                          6,798,562        6,717,502     5,958,390       5,165,186

























                 See Notes to Consolidated Financial Statements
                                       F-4

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27, 1999 (UNAUDITED)
--------------------------------------------------------------------------------



                                                                               1999
                                                            2000            as restated
                                                            ----            -----------

Cash flows from operating activities:
  Net loss                                              $ (1,358,912)      $ (1,672,492)
                                                        ------------       ------------

Adjustments to reconcile net loss to
 net cash provided by operating activities:
  Depreciation Expense                                       507,084            354,467
  Amortization of motion pictures and other films          1,555,188          1,389,055
  Amortization of deferred rent                              (10,508)           (10,508)
  Amortization of unearned compensation                      314,525             62,500
  Amortization of goodwill                                   200,000            233,333
  Amortization of deferred revenue                          (398,956)             -0-
  Amortization of deferred expense                            83,621              -0-
  Amortization of discount on debenture                       59,137             52,566
  Accrued interest added to note payable principal            68,000              -0-
  Gain on sale of Fanzine                                    372,324              -0-
  Discount on issuance of convertible debenture                -0-             (157,700)
  Allowance for doubtful accounts                            206,498             90,000
  Embedded interest on convertible debentures                  -0-              218,093
  Common Stock issued for consulting services                 62,815            499,716
  Common Stock issued for compensation                        43,000              6,850
  Common Stock issued for interest expense                     -0-              570,000
  Issuance of warrants                                       175,844            388,429
  Minority interest                                          (27,346)            (7,294)
  Foreign exchange                                            (7,006)            (1,890)
(Increase) decrease in assets:
  Accounts receivable                                         99,282         (3,400,451)
  Inventory                                                 (181,649)          (257,350)
  Prepaid expenses and other current assets                   65,208           (511,285)
  Other assets                                               (34,348)          (182,397)
  Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                    2,224,003          3,164,860
  Income taxes payable                                      (240,000)          (389,758)
                                                        ------------       ------------

Total adjustments                                          5,136,716          2,111,236
-----------------                                       ------------       ------------

Net cash provided by operating activities               $  3,777,804       $    438,744
-----------------------------------------               -------------      ------------














                 See Notes to Consolidated Financial Statements
                                       F-5

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                               1999
                                                            2000            as restated
                                                            ----            -----------



Cash flows from investing activities:

  Acquisition of Fanzine                                $      -0-         $ (2,000,000)
  Acquisition costs                                            -0-             (160,418)
  Investments in motion pictures and other films          (1,938,716)        (2,358,315)
  Purchase of property and equipment                        (388,257)          (444,278)
  Purchase of treasury stock                                   -0-             (507,500)
                                                        ------------       ------------

Net cash used in investing activities                     (2,326,973)        (5,470,511)
-------------------------------------                   ------------       ------------


Cash flows from financing activities:

  Proceeds from the issuance of Series A convertible
    Preferred Stock                                            -0-           $1,317,000
  Proceeds from issuance of common stock                       -0-                8,734
  Proceeds from issuance of convertible debentures             -0-            1,000,000
  Proceeds from exercise of warrants                           -0-              600,000
  Net proceeds from line of credit                         1,797,894            297,314
  Proceeds on notes payable                                   30,000          3,450,000
  Payments on notes payable                               (2,175,000)          (275,000)
  Payments on convertible debentures                        (150,000)             -0-
  Principal payments on capital lease obligations           (316,307)          (246,599)
  Payments on note payable - selling shareholders              -0-           (1,000,000)
  Contribution from joint venture partner                      -0-               30,000
                                                        ------------       ------------

Net cash provided by (used in) financing activities         (813,413)         5,181,449
---------------------------------------------------     ------------       ------------

Net increase in cash                                         637,418            149,682

Cash, beginning of period                                     10,216            184,995

Cash, end of period                                     $    647,634       $    334,677
                                                        ============       ============


Supplemental disclosures of cash flow information:

    Cash paid during the period for:

        Interest                                        $    303,892       $    382,054
                                                        ============       ============

        Income taxes                                    $    240,000       $     18,973
                                                        ============       ============




                 See Notes to Consolidated Financial Statements
                                       F-6

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities:

     During the nine months ended February 27, 1999, a payable of $300,000 was converted into 250,000 restricted shares of Metro Global's Common Stock by a related party.

     During the nine months ended February 27, 1999, 2175 shares of Series A Preferred Stock plus accrued dividends of $35,427 were converted into 982,120 shares of Metro Global's Common Stock. Metro Global recognized total dividends of $309,248 relating to the beneficial conversion feature of this stock during the nine months ended February 27, 1999.

     Capital lease obligations of $411,799 and $240,468 were incurred during the nine months ended February 26, 2000 and February 27, 1999, respectively, when Metro Global entered into capitalized leases for office equipment and machinery and equipment.

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

     During the nine months ended February 26, 2000, $105,000 of convertible debentures and accrued interest and penalties of $38,075 were converted into 83,888 restricted shares of Common Stock.

     During the nine months ended February 26, 2000, various notes payable totaling $580,000 plus accrued interest of $38,075 were converted into 1,716,875 restricted shares of Common Stock.

     During the nine months ended February 26, 2000, various payables due to related parties totaling $966,231 were assumed by Capital Video Corp. The accounts receivable was reduced accordingly.















                 See notes to consolidated financial statements.
                                       F-7

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27, 1999 (UNAUDITED)
--------------------------------------------------------------------------------


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

Reclassification

     Certain  items  in the  financial  statements  for the  nine  months  ended
February  27,  1999  have  been   reclassified   to  conform  with  the  current
presentation.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27, 1999 (UNAUDITED)
--------------------------------------------------------------------------------


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

3. Discontinued Operations

     On September 29, 1999, Metro Global signed a Rescission and Purchase Agreement with the selling shareholders of Fanzine and a company controlled by them. In consideration of this sale of Fanzine's stock, Metro Global will receive payments totaling $4,500,000 and the 1,000,000 contingent shares of Common Stock originally given to the selling shareholders. Payment of the $4,500,000 is secured by the assets of Fanzine and partly secured by the personal guarantees of the former Fanzine shareholders. Metro Global has received payment of $2,000,000 during the period ending February 26, 2000. Metro Global will receive $1,000,000 by May 31, 2000 and $1,500,000 by August 31, 2000. The operations of Fanzine have been classified as discontinued operations in the accompanying financial statements.

     The following table is a summary of the results of discontinued operations for the nine months ended February 26, 2000 and seven months ended February 27, 1999, respectively:

                                               Feb. 26, 2000      Feb. 27, 1999
                                               -------------      -------------

        Revenues                                $ 6,111,545        $ 7,488,297
        Cost of revenues                          5,400,953          6,266,708
                                                -----------        -----------
                                                    710,592          1,221,589

        Other expenses                              535,524            861,798
                                                -----------        -----------

        Income before income taxes                  175,068            359,791

        Income taxes                                 78,352            143,916
                                                -----------        -----------

        Income from discontinued operations     $    96,716        $   215,875
                                                ===========        ===========

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27, 1999 (UNAUDITED)
--------------------------------------------------------------------------------


3. Discontinued Operations (continued)

     Income from discontinued operations before income taxes does not include an allocation of corporate interest expense or amortization of goodwill.

4.  Debt

     On August 1, 1998, Metro Global entered into notes payable totaling $1,000,000 with related parties. The notes, which bear interest at 8%, were due August 1, 1999. Proceeds from the notes were used in the acquisition of Fanzine. In October 1998, $600,000 of debt was converted into 400,000 shares of Metro Global's Common Stock. On August 1, 1999, the balance of the notes' due dates were extended for one year. In consideration of the extension, the interest rate increased from 8% to 10% and warrants were issued to purchase up to 115,000 shares of Common Stock at a price of $2.58, exercisable for a term of five years. Metro Global recorded interest expense of $100,050 in connection with the issuance of the warrants. On December 31, 1999, one of the notes and accrued interest of $281,250 was converted into 781,250 shares of Metro Global's Common Stock. On December 31, 1999, the other note and accrued interest totaling $183,250 was assumed by CVC and the receivable due from CVC was reduced accordingly.

     On October 28, 1998, Metro Global entered into a note payable with an unrelated third party for $1,100,000. The note, which bears no interest, was due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant agreement, Metro Global issued the lender 150,000 restricted shares of Metro Global's Common Stock. Metro Global recorded interest expense of $243,412 in 1999 in connection with the issuance of the restricted stock. Metro Global used $507,500 of the proceeds to repurchase 198,242 shares of its outstanding Common Stock from Metro Plus, a company partially owned by a significant shareholder. For the year ended May 29, 1999, Metro Global made one payment of $275,000. As a result, default interest at 11% per annum has been accrued on this note. In September 1999, Metro Global and the lender agreed to a preliminary extension of the note. Under the terms of the extension, a payment of $550,000 was due by September 30, 1999 and the final payment of $275,000 was due on December 31, 1999. The September 30, 1999 payments are currently in default. Metro Global made a payment of $275,000 in October 1999. Metro Global is currently renegotiating the payments for the final $550,000 due on the note payable.

     On December 9, 1998, Metro Global entered into a six-month term loan agreement with an unrelated third party. Under the terms of the agreement, Metro Global borrowed $3,000,000 at an interest rate of 10% per year. The proceeds were used toward the acquisition of Fanzine and to fund working capital. In connection with this transaction, Metro Global issued warrants to purchase up to 350,000 shares of Common Stock at a price of $3.00, expiring on December 31, 2001. Metro Global recorded interest expense of $577,000 in connection with the issuance of the warrants during 1999. Additionally, Metro Global issued 100,000 shares of Common Stock and recorded $187,500 of interest expense relating to the issuance of these shares during 1999. In September 1999, Metro Global and the lender agreed to an extension. Under the terms of the extension, Metro Global paid $1.3 million upon the closing of the financing with Reservoir Capital Corporation, a new unrelated third party lender. In November 1999, Metro Global paid the lender an additional $600,000 from the proceeds of the sale of Fanzine. As of February 26, 2000, the balance of the note payable is $1,200,000. Metro Global is currently renegotiating the terms of the note.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27, 1999 (UNAUDITED)
--------------------------------------------------------------------------------


4. Debt (continued)

     On June 30, 1999, Metro Global entered into a one-year note payable at an interest rate of 10% with a related party for $30,000. Proceeds from the note were used for working capital. On December 31, 1999, the note payable and accrued interest was converted into 87,847 restricted shares of Metro Global's Common Stock.

5. Convertible Debentures

     On July 31, 1998, Metro Global entered into an 8% convertible debenture with an unrelated party in the amount of $1,000,000, which was used in the purchase of Fanzine. In connection with this transaction, Metro Global issued a warrant for 75,000 shares at a price of $4.11 and a warrant for 25,000 shares at a price of $3.29, both exercisable over two years. Metro Global recorded a discount on the debenture of $157,700 for the value of the warrants. Metro Global amortized $59,137 and $52,566 of the discount to interest expense during the nine months ended February 26, 2000 and February 27, 1999, respectively.

     The $1,000,000 debenture was to mature on July 31, 2000. Interest is payable on a quarterly basis. The holder of the debenture is entitled to convert the principal value into Metro Global's Common Stock at a discounted market price as is defined in the debenture agreement. During the nine months ended February 26, 2000, $105,000 of convertible debentures plus accrued interest and penalties were converted into 83,888 restricted shares of Metro Global's Common Stock. On February 25, 2000, Metro Global entered into a Forbearance and Modification Agreement with the lender. Under the terms of the agreement, Metro Global made a payment of $150,000 upon execution of the agreement. The remaining balance of $850,000 is due in two installments of $450,000 each, due on July 1, 2000 and October 1, 2000. The debenture is secured by 200,000 shares of stock owned by Metro Global.

     On March 23, 1998, Metro Global entered into two 12% convertible debentures totaling $500,000 with related parties. Both notes were due on March 23, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. Proceeds from the debentures were used for working capital. In March 1999, the debentures' due dates, including accrued interest of $60,000 (which was added to the note principal), were extended until March 23, 2000. On December 31, 1999, one of the debentures, including the accrued interest due under such debenture, was converted into 847,778 restricted shares of Metro Global's Common Stock. The second debenture and accrued interest was assumed by CVC and the receivable due from CVC was reduced accordingly.

     On July 1, 1998, Metro Global entered into a 12% convertible debenture totaling $200,000 with a related party. The note was due on July 1, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. Metro Global recorded $60,248 of interest expense relating to the embedded beneficial conversion feature. Proceeds from the debenture were used for working capital. On July 1, 1999, the debenture's due date was extended until July 1, 2001. In conjunction with the extension, warrants were granted to purchase 50,000 shares of Metro Global's Common Stock for $2.58 per share. Metro Global recorded interest expense of $52,000 in connection with the issuance of the warrants. On December 31, 1999, the debenture and accrued interest were assumed by CVC and the receivable due from CVC was reduced accordingly.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27, 1999 (UNAUDITED)
--------------------------------------------------------------------------------


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

     In September 1999, Metro Global signed a $4,000,000 Loan and Security Agreement with Reservoir Capital Corporation. Pursuant to the terms, Metro may borrow up to 70% of accounts receivable less than ninety days old, up to a maximum of $3,000,000. The accounts receivable borrowing base excludes foreign receivables and receivables where more than 50% of the balance is over ninety days old. The borrowings on accounts receivable from CVC, a related party, are limited to the lesser of 30% of total accounts receivable or $1,600,000. Additionally, Metro can borrow 40% of inventory, up to a maximum of $1,000,000. Borrowings under this loan bear interest at prime rate plus 3.5% per annum. Additionally, Metro must pay a service fee of .35% per month on the average daily loan balance. Metro must pay an unused fee of .25% on the amount of the borrowings under $2,000,000. The loan is secured by the assets of Metro. The CVC accounts receivable are guaranteed to the lender by the sole shareholder of CVC, who is a principal shareholder of Metro Global. Additionally, CVC has executed a put on the inventory of Metro in case of default. As of February 26, 2000, borrowings under the line of credit totaled $2,740,192.

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

     The Series A Shares are convertible at a rate of 100 shares plus accrued dividends per week at 80% of the 15 day average closing bid price. These Shares are subject to a twenty-four month mandatory conversion feature. Metro Global recognized dividends of $146,513 at August 29, 1998 for the embedded beneficial conversion feature. For the nine months ended February 27, 1999, 2175 shares of the Series A shares and accrued dividends were converted into 982,120 shares of Metro Global's Common Stock. In addition to the Series A Shares, Metro Global issued 400,000 detachable warrants to purchase Metro Global's Common Stock at $1.50 per share commencing April 20, 1998 exercisable over 5 years. In October 1998, all 400,000 warrants were transferred to a related party of Metro Global and exercised.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27, 1999 (UNAUDITED)
--------------------------------------------------------------------------------


8. Licensing Agreement

     On July 21, 1999, Metro Global entered into an agreement with certain subsidiaries of New Frontier, a publicly traded company involved in distribution of adult entertainment via cable television and the internet. New Frontier will receive access to Metro Global's 3,200-plus library of videos and pictures for Internet and cable television exhibition for a period of seven years. In consideration, Metro Global received 500,000 restricted shares of New Frontier's Common Stock plus warrants to purchase 100,000 additional shares of New Frontier Common Stock per year for five years at market price, as defined in the agreement. Metro Global recorded the value of the Common Stock and warrants as an investment and deferred revenue in the amount of $4,787,474. The deferred revenue is being amortized over seven years. Metro Global recognized $398,956 of income from the relationship with New Frontier during the nine months ended February 26, 2000.

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

9. Restatement

     Metro Global has restated the financial statements for the three and nine months ended February 27, 1999. The financial statements were restated to record dividends on the embedded beneficial conversion feature of the Series A Preferred Stock, interest on the embedded beneficial conversion feature on convertible debentures, and changes in estimates. The effect of these adjustments was a decrease in net income of $279,204 to a net loss of $963,425 and a decrease in earnings of $0.05 per share to a loss of $0.16 per share for the three months ended February 27, 1999; and a decrease in earnings of $585,162 to a net loss of $1,672,492 and a decrease in earnings of $0.11 per share to a loss of $0.32 per share for the nine months ended February 27, 1999.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27, 1999 (UNAUDITED)
--------------------------------------------------------------------------------


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
        -----------------

        George Kinney v. Metro Global Media, Inc., et al.
        C.A. No. 99-579 (U.S.D.C.,D.R.I.)

     On November 22, 1999, George Kinney, on behalf of himself and all other similarly situated, commenced a putative class action in the United States District Court for the District of Rhode Island against Metro Global and certain of its present or former officers and directors. Plaintiff seeks to represent a class of all person who acquired securities of Metro Global between September 13, 1996 and September 13, 1999. The Complaint alleges claim based on alleged violations of section 10(b) of the Securities Exchange Act of 1934. Plaintiff alleges that the defendants made a series of false and misleading statements concerning Metro Global's reported financial results during the class period that violated generally accepted accounting principles and ultimately caused Metro Global to restate certain financial statements. On March 15, 2000, Metro Global and certain defendants filed a motion to dismiss the complaint. Plaintiff's response is due no later than Friday, April 14, 2000. Metro Global believes it has meritorious defenses and intends to vigorously defend this action.


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

   (b)  Reports on form 8-K

        None

                                    SIGNATURE



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            METRO GLOBAL MEDIA, INC.

                            Date: April 11, 2000


                            By: /s/ Janet M. Hoey
                                -----------------
                                    Janet M. Hoey,
                                    Treasurer(principal financial
                                    and accounting officer), Secretary
                                    and Director