Form 10KSB
period 2000-05-27
METRO GLOBAL MEDIA INC
filed 2000-08-25
CIK 838803

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OF 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For  the fiscal year ended May 27, 2000

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB of any amendment to this Form 10-KSB. []

     State issuer's revenue for its most recent fiscal year: $27,789,050

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

                          $2,924,350 at August 24, 2000
                          -----------------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,630,223 at August 18, 2000



                       DOCUMENTS INCORPORATED BY REFERENCE

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

Transitional Small Business Disclosure Format (Check one):

Yes      No   X

                                TABLE OF CONTENTS

                                     PART I
                                     ------

ITEM 1.  BUSINESS..............................................................4

ITEM 2.  PROPERTIES...........................................................12

ITEM 3.  LEGAL PROCEEDINGS....................................................12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................12

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS..............................................................13

ITEM 6.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................14

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA...........................17

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES................................................17

                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....................18

ITEM 10. EXECUTIVE COMPENSATION...............................................19

ITEM 11. SECURTITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......21

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................22

                                     PART IV
                                     -------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................25

INDEX TO FINANCIAL STATEMENTS................................................F-0

PART I
------

ITEM 1.  BUSINESS
-----------------

     Metro Global Media, Inc. ("Metro Global") is engaged in the production and distribution of erotic prerecorded videocassettes, magazines, CD-ROMs, digital versatile discs ("DVD"), and other products. The year 2000 resulted in strong gains through business operations and increased sales. Metro Global recognized a sales gain of 19% or approximately $4,000,000 for the year ended May 27, 2000. Additionally, gross profit increased approximately $2,500,000 or 33.5%, and gross margin increased 3.8% to 35.1% of revenues. Metro Global operates through its wholly-owned subsidiaries and operating divisions: Metro West Studios, Inc., Metro, Inc. - West Coast Division ("Metro West"), Metro International
Distributors ("Metro International"), Amazing Media Group, Inc. ("Amazing Media"), Amazing Direct.com, Amazing On-Line, Metro, Inc. - East Coast Division ("Metro"), Airborne for Men, LTD. ("Airborne"). Additionally, Metro, through its subsidiary Rocket Media Group LLC, is a 50% partner in Maxstone Media Group, LLC. ("Maxstone"), a producer and distributor of newsstand magazines.

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

Continuing operations
---------------------

Metro West Studios, Inc.:

Film and Video Production

     Metro produces and distributes erotic motion picture entertainment, commonly referred to in the industry as "adult entertainment". This includes the production and financing of feature films (full length motion pictures produced on film), feature videos (full length motion pictures produced on videotape), and video compilations, distributed primarily on videocassettes and DVD; the distribution of pay television and cable/satellite programming; and the ownership and administration of film copyrights. Metro produces films and videos either independently or under arrangements with other producers, and is generally the principal source of financing for these motion pictures. In addition, Metro purchases outright, or licenses for distribution, completed films and videos produced by others. Acquired distribution rights may be limited to specified territories, specified media and/or particular periods of time.

     Metro owns or has distribution rights to a library in excess of 3,500 titles primarily available on videocassette. Management believes Metro's 3,500 plus film and video library and extensive still photo archive is one of the most diverse and extensive libraries in adult entertainment and includes the Cal
Vista line, the Amazing Collection, and nineteen volumes of Taboo, one of Metro's most popular adult video series. Metro has manufactured and sold approximately 3,000,000 videocassettes during the fiscal year ended May 27, 2000, primarily to distributors, wholesalers and store chains located in the United States. Many of Metro's original motion picture programs have been re-edited and licensed to cable television operators. Approximately 25% of the titles in Metro's motion picture library have been obtained from third parties under distribution agreements pursuant to which Metro has acquired perpetual U.S. distribution rights, and in some cases limited foreign distribution rights, to the motion picture. Metro continues its efforts to expand its video distribution into international markets and has entered into license agreements with international distributors granting distribution rights to several of its motion picture titles in several countries outside the United States. Metro is in the process of converting its entire library of films and videos into the DVD format.

     During fiscal 2000, Metro released six new feature films, ninety-one feature videos, and one hundred sixty-seven video compilations. Metro plans to continue to actively seek to acquire distribution rights to additional titles produced by third parties, and increase its efforts to distribute its library and new titles into domestic cable and satellite television markets as well as new international markets.

     Many of Metro's new feature film releases are edited into several versions depending on the media through which they are distributed. Metro has entered into a variety of exclusive and non-exclusive licensing arrangements with cable and pay television operators for recent feature releases. These relationships include various types of fee arrangements, including arrangements which permit unlimited showings for a defined duration in exchange for a one-time lump sum royalty payment, arrangements for which Metro is paid a fee based on the number of subscribers to the cable station and the number of times Metro's motion picture is shown, and arrangements pursuant to which Metro receives a commission based upon the revenues received by the pay television operators as a result of a showing of Metro's motion picture. In general, versions of the films edited for cable or pay-per-view television are less sexually explicit than the versions edited for home video distribution.

     In July 1998, Metro signed an agreement with Cable Entertainment Distributors ("CED") to represent Metro for adult programming through cable, television, satellite and stand-alone systems throughout the United States. As part of the agreement, Metro signed an output agreement with Playboy Entertainment Group, ("Playboy"). Under the agreement, Metro will supply Playboy with up to three features per month for two years. During the fiscal year ended May 27, 2000, Metro contracted to supply Playboy with twenty-eight features. Playboy has rights to these features for five years, with an option for another five years at a fee of 25% of the original licensing fee. CED receives a graded commission on all placements. Metro and CED extended the contract in July 2000 for an additional two years.

     In July 1999, Metro entered into a seven-year licensing and production deal with New Frontier Media, Inc. ("New Frontier"), a publicly traded adult satellite network company. New Frontier operates "TeN:The Erotic Network" and the Extasy Network, which consists of three twenty-four hour direct to home satellite channels, and the recently launched "Pleasure" channels. The licensing arrangement allows New Frontier the right to utilize certain rights on Metro's adult film and video library for all formats of electronic delivery, including but not limited to dial-up Internet, Broadband Internet, Video-On-Demand, subscription and pay television, and other video delivery mechanisms.

     The production deal calls for Metro to generate more than four hundred features over seven years, including a series of high-visibility special programming events for New Frontier's five adult networks, and Internet sites that are part of an acquisition by New Frontier of Interactive Gallery, Inc. ("I Gallery"), a leader in Internet-delivered adult entertainment. In addition, Metro plans to create an original, high-end video line branded by New Frontier for distribution by Metro to the home video/DVD market.

     The production and distribution market of cable and satellite broadcast products is highly competitive, competing with each other as well as with other forms of adult entertainment. Furthermore, there is increasing competition from the cable and television industry evidenced by the increasing channel selections and variety of basic cable and pay television options now available. Revenues for motion picture entertainment products depends in-part on general economic conditions, but the competitive position of a producer or distributor is still greatly effected by the quality of and public response to the entertainment product it makes available to the market place. There is strong competition in adult cable and satallite distribution. Metro is confident that with their many years of knowledge, experience and availability of top directors, they will continue to release top selling production in this field. Because of distribution contracts with Playboy, the Spice channel and multi-channel "New Frontier Media," along with foreign out-put agreements, Metro will continue to be a leader in this field.

Metro Inc. - West Coast division:

     Metro's West Coast division, located in Chatsworth, CA, duplicated, manufactures, warehouses and distributes exclusively all of its production on VHS and DVD formats.

     During 1998, Metro introduced its first Digital Versatile Discs, ("DVD"), which has grown dramatically since a unified single standard was finalized. Management believes that this unified DVD format will make serious inroads into the market shares of the video cassette recorder. DVD has several major advantages over competing home video delivery technologies: 1) A single 5 1/4" DVD can hold up to 135 minutes per side of high resolution digital full-motion video and audio; 2) Instant access is available to a favorite scene; 3) DVD contains significantly higher image and audio quality than laserdisc and video tape; 4) Multiple language tracks can be incorporated on one disc; 5) Since DVD is 100% digital, the cost of replication is comparable to CD-ROM or audio CD; and 6) A relatively low replication cost will translate to a retail price for motion picture of under $20.00, giving this medium significant mass-market potential. Experts at Toshiba estimate that the market for DVD software could exceed $20 billion by the year 2005. Metro believes that the next evolution of the CD-ROM drive, now standard equipment for all multimedia computer systems, will be the DVD-ROM. Similar to a CD-ROM in most respects, the DVD-ROM will be capable of holding more then ten times more information than a CD-ROM.

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

     Many DVD titles feature an automated photo gallery, full motion chapter index, star biographies and behind the scenes footage. Metro was the first to produce DVDs with True Perspectivetm multiple angle technology which allows the viewer to watch the same moment in time from two distinctive angles. Metro has released 98 DVD titles as of May 27, 2000, up from 29 titles as of May 29, 1999. Metro Global anticipates releasing in excess of 200 titles in fiscal 2001.

     Metro creates and designs all artwork for promotional items and packaging and contracts for printing services. Approximately 20% of Metro's videocassettes are duplicated at Metro's own duplicating facility located in Metro's Los Angeles, California location, with the balance being contracted to independent laboratories.

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

     In June of 1999, Metro rolled out one hundred of its Media Center interactive display units to the adult retail market. Each unit houses a 20" color monitor and holds up to two hundred forty pieces of video and DVD packaged for sell-through. Consumers can be assured that the quality of the movie is consistent with the quality of the packaging by viewing the titles that are on display. This Media Center is exclusive to Metro and separates us from other companies marketing adult video and DVD product.

     There is a strong competition throughout the home video and DVD industry. Several of Metro's competitors release titles on both video and DVD formats. Nearly all of Metro's products compete with other products and services that utilize leisure time or disposable income. Metro meets the direct competition from other distributors and has a competitive advantage over most because of Metro's extensive library, large on-hand inventory, and experienced customer service departments. Metro is confident that their competitive edge will continue. Metro also beleives that its name, image, and reputation, as well as quality of its distribution, provides a significant advantage over many other competitors seeking to establish an adult distibution business.

Metro International, Inc.:

     Metro Global's wholly-owned subsidiary, Metro International, operates an international sales office in Flensburg, Germany to handle the sales of video rights in Europe, South America and Australia. In addition to the sale of video rights, this office sells Metro's videos and DVDs in Europe, South America and Australia. In February 1999, Metro International opened a newly expanded facility in Flensburg, Germany. Metro International generated revenues of approximately $919,083 or 3% of the consolidated revenue from continuing operations of Metro Global, during the fiscal year ended May 27, 2000.

     Foreign distribution, especially throughout Europe, is highly competitive. Most countries have producers and distributors that release product entertainment from local talent and in their native language. The demand for American produced product has always been high in the foreign marketplace and competition from other American suppliers is strong. The focus of Metro International is to increase distribution through cable and satellite broadcast and to increase their library and inventory of DVD titles as DVD continues its extraordinary growth throughout the foreign marketplace. Management believes that none of its competitors have larger worldwide distribution or has as diverse a library as Metro.

Amazing Media Group, Inc.:

Publishing

     Metro, through its Amazing Media subsidiary, publishes and distributes a variety of adult magazines under various tradenames, which it distributes through wholesalers located throughout the United States, Canada and Europe. Metro capitalizes on its extensive library by reproducing stills, frames, or other duplicable mediums and transfers the content onto a printed publication thereby maximizing the product costs incurred in producing films and videos. Amazing Media also benefits Metro by extending the Metro trade name and increases the awareness of the various Metro products through this cost effective cross promotional technique. Amazing Media currently publishes twenty-four magazines, which are distributed on a bi-monthly or quarterly basis.

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

     The publishing and distribution of adult magazines is highly competitive, as each competes with the other as well as with other forms of entertainment. There is increased competition in the publishing industry as evidenced by the increasing number of publications released monthly. Metro's magazines are well established, of high quality printing and are unique in their format. To meet with direct competition from other publishers of adult magazines as well as from all other forms of adult entertainment, Metro will continue to expand its publishing division while utilizing its magazines to cross promote Metro's Internet sites and entire adult entertainment product line.

Amazing Direct.com:

E-Commerce

     AmazingDirect.com, Metro's E-Commerce and mail order business. AmazingDirect.com which allows customers to directly purchase from Metro's approximate 10,000 items inventory, including many produced by Metro.
Management believes AmazingDirect.com's product database of adult videos, CD-ROMs, DVDs, magazines, novelties, and lingerie to be one of the world's largest available online. Additional discounts will be offered to repeat buyers and members who enter through the membership site. The mall is free of charge to enter and new product is updated daily. Additionally, a revenue share program, EarnBigBucks.com, is being implemented allowing webmasters to resell product from AmazingDirect.com and receive a share of every sale. A complete online signup form will allow webmasters to offer Metro's products.

     Due to an increase in traffic and business to Metro's e-commerce site (AmazingDirect.com) and membership site (AmazingSex.com), along with an analysis of the benefits, increased opportunities and revenue growth of direct-to-consumer sales, Metro is investing resources in upgrading and adding to its existing sites. A redesign to the back-end management functionality and an upgrade to Sun Station Unix web servers should allow Metro easy scalability while increasing speed, reliability and security to our sites. Backend software and computer upgrades are currently being completed prior to launching the affiliate program which is expected to be completed by November 1, 2000. These backend upgrades will allow Metro to handle up to 5,000 orders daily.

     Competition in mail order and e-commerce distribution is very high. Metro competes with numerous mail order houses that specialize in adult product distribution. With Metro's extensive library and large on-hand inventory of other producer's product lines, they intend to focus on e-commerce sales and distribution. It is management's belief that by adding proper marketing and backend structuring, Metro will become a leader in e-commerce distribution of adult products. In addition to intended expansion of e-commerce, the company is planning to achieve growth through acquisition of similar existing business enterprises that are unable to compete against major companies such as Metro.

Amazing Online - Internet division:

     The marketing concept of offering full screen, full motion video in conjunction with amazingsex.com was implemented by Metro during fiscal 1999 with the production of the Project X 2000 CD-ROM. By combining the interactivity and accessibility of the Internet with the speed of the CD-ROM, users can now watch, by linking to projectx2000.com, full screen, full motion video clips while online at the site. This promotional CD-ROM allows the user to see behind the scenes footage, view scenes from upcoming releases, pre-order any of these movies online, and take a virtual tour of the site before joining the membership site, amazingsex.com.

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

     The traffic-sharing program of the agreement directs a portion of IGallery's fifteen million visitors per month to Metro's web sites, along with exit traffic and qualified traffic to be routed to IGallery sites. As part of the traffic-sharing program, IGallery has placed banners on its sites promoting Metro and provide links to its sites from its webmaster portal and its weekly Tips & Tricks newsletter. In addition, IGallery will send marketing emails to its database of webmasters promoting Metro's online presence. The agreement also calls for the creation of a new pay-per-view live feed site, amazinglive.com, in which both Metro and IGallery will participate in revenues. This new live feed will also be offered to the thousands of adult webmasters already contracted with IGallery.

     During fiscal 2000, Metro added four additional sites which cross promote all other sites. Metro is currently building a database of all customers to be used for mass mailings to continue to promote the sites with notifications of specials and new updates made to the sites. Management believes the increase in Internet sites will enable Metro to increase its traffic and market share and generate increasing revenues.

     There is strong competition throughout the Internet via electronic distribution of adult media. There are currently over 30,000 adult web sites offering a range of content from free material to monthly memberships, including sites similar to Metro's. Metro meets with direct competition on the Internet by utilizing its extensive exclusive video and still photo library, along with the ability to promote new productions prior to their release. Since a key component of marketing on the Internet is building traffic, Metro feels that it's cross promotion agreement with I-Gallery will result in a significant increase in traffic to its membership sites.

Metro, Inc - East Coast division:

     Located in Cranston, Rhode Island, Metro is the largest distributor of adult products in the Northeast, servicing over 500 retail outlets throughout the Northeast and Midatlantic regions. the northeast region is considered to be the #1 martketplace in the US for retail locations and adult consumers. A 64,000 square foot warehouse holds an inventory of over one hundred thousand items and company owned trucks deliver products throughout the Northeast.

     Metro is the exclusive distibutor of all Metro West products as well as having distribution agreements with other best selling video producers such as Vivid Video, Wicked Pictures, VCA Pictures, Private Video, Adam and Eve, and Hustler Video. Additionally, Metro represents national novelty and adult toy manufactures such as Doc Johnson Enterprises, California Exotic Novelties, Wet International, and Topco, which currently represents Hustler, Penthouse, and Spice adult toy lines.

     Metro also distributes adult newspapers and magazines from all the major publishers such as LFP (Hustler Group), Playboy, Penthouse, Score Group, and Metro Global's own publishing division, Amazing Media Group, Inc.

     The warehouse has recently been refitted to accommodate order fulfillment of all of Metro Global's E-Commerce traffic from its online superstore, Amazing Direct.com and its direct to consumer mail order business.

     Metro also is in the business of manufacturing and distributing Video Viewing Centers where a user can review videos and DVDs before purchase for a fee. Generally, this fee is split 50/50 with the owner of the location. Metro maintains ownership of all equipment and is responsible for its maintenance. The expansion of this business is limited as these units can only be installed in locations where space permits and proper zoning so allows.

     The distribution markets of home video, DVD and adult products are highly competitive. There are numerous full line distributors thoughout the United States that compete directly with Metro. Metro, the largest distributor in the Northeast region of the United States, meets with direct competition by carrying a large selection of inventory along with an outstanding distribution network. The company intends, that during the next twelve months, it will expand distribution by increasing its product lines and its sales force.

Airborne for Men, LTD.:

Amazing SuperStore

Franchise/Licensing Subsidiary

     Airborne engages in the sale of franchise and licensing to operate upscale adult orientated retail stores. Each franchise/licensed operation carries all of the products distributed by Metro. During fiscal 1999, Airborne introduced it's Amazing SuperStore strategy designed to strengthen the "Amazing" brandname. In May 1999, the first Amazing SuperStore was opened in Providence, RI. With its success, CVC converted its five existing Airborne for Men stores, as well as other existing stores, into Amazing SuperStores or Amazing Express stores.

     Airborne currently operates one franchise and has licensing agreements with seventeen stores. Airborne intends on licensing twenty more stores in the next twelve months. A licensing agreement includes the use of the "Amazing" name and logo trademark along with an exclusive product line distribution agreement. The franchising agreement includes the same plus a management training and marketing fee.

     Airborne is in the process of reviewing a syndication program for expansion of the Amazing SuperStore format and intends on aggressively expanding this concept.

     Competition in the adult retail store business is very high. There is no competition in franchising and licensing of adult stores. The company intends to focus over the next twelve months on licensing the "Amazing Superstore" program thoughout the United States. The company feels that it would be more effective to re-license adult video stores instead of utilizing franchising methods, which is costly and time prohibitive due to site development and local zoning requirements. Licensing of existing locations allows stores to utilize our proven and successful marketing, merchandising and distribution programs.

Distribution; Major Customer

     Wholesale distribution of Metro's home video and DVD products is accomplished through a distribution network of wholesalers located throughout the United States, Canada and Europe. In addition, Metro operates a regional distributorship for itsown motion picture titles as well as the video/DVD titles of other companies to retail outlets located throughout the upper Northeast region of the United States. Wholesale distribution of Metro's publications is accomplished through a distribution network of wholesalers located throughout the United States and Canada. Metro's New England region fulfillment activities are conducted from a centralized 64,000 square foot facility in Cranston, Rhode Island. National distribution is conducted from the California facility and international distribution is conducted through Metro's subsidiary, Metro International, located in Flensburg, Germany.

     In March 1998, Metro acquired an 80% interest in Amazing Direct, a mail order company. Metro acquired the remaining 20% interest in April 1999. Metro expects to build a customer database through advertisement in adult magazines, hits on its Internet sites, as well as purchasing or renting customer lists.

     All orders are taken via phone or mail and sent to the Cranston, RI warehouse for fulfillment. Metro anticipates continued growth during fiscal 2000, as the customer database continues to expand.

     Capital Video Corporation ("CVC"), which is wholly-owned by Kenneth Guarino, a principal shareholder of Metro Global, operates approximately thirty video and magazine retail stores in the New England and upstate New York areas and accounted for approximately 41% of Metro's net sales for the fiscal year ended May 27, 2000 and 40% of Metro's net sales for the fiscal year ended May 29, 1999. See "Item 12. Certain Relationships and Related Transactions". During fiscal 2000, no other customer accounted for more than 10% of Metro Global's net sales.

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

     Many of the communities in the areas in which Airborne intends to offer Amazing SuperStores franchises and licensing have enacted zoning ordinances restricting the retail sale of adult entertainment products. Airborne intends to open Amazing SuperStores and to permit the opening of Amazing SuperStores franchises and licensing only in locations where the retail sale of adult entertainment products is permitted.

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

Trademarks and Trade Names

     Metro owns or licenses numerous trademarks and copyrights that it uses in its video and magazine businesses. Its most important trademarks are METROtm, INTROPICStm, CAL VISTAtm, MAGMAtm, AMAZING MEDIA GROUPtm, AMAZINGtm, TOXXXICtm, METRO PRIME CUTStm, TABOOtm, ONLY THE BESTtm, CASTING CALLtm, BABES ILLUSTRATEDtm, SOHOtm, ARCUStm, SUPERSHOTStm, RAGEtm and PULSEtm. Metro believes it has trademark rights in these names and relies on trademark law to protect such rights. Metro believes that the name recognition and image that it has developed in each of its markets significantly enhance customer response to its sales promotions. Accordingly, trademarks and copyrights are important to Metro's business and Metro intends to aggressively defend them.

DISCONTINUED OPERATIONS
-----------------------

     Metro  Global   purchased   Fanzine  on  August  3,  1998.   See  "Business
Acquisitions and Other Activities" below.

     In September 1999, Metro Global's Board of Directors adopted a plan to discontinue the operations of Fanzine and instructed management to divest
Fanzine and the Publishing Segment by the end of fiscal 2000. Accordingly, Fanzine is reported herein as a discontinued operation for the years ended May 27, 2000 and May 29, 1999 (see note 17 to financial statements). On September 29, 1999, Metro Global sold Fanzine back to the former shareholders of Fanzine and a company controlled by them, for $4,500,000 and the return to Metro Global of the 1,000,000 restricted shares of its Common Stock held by Fanzine's former shareholders. The cash portion has been paid as follows: $1,000,000 paid on October 31, 1999; $1,000,000 paid on November 30, 1999; $1,000,000 paid on June
1, 2000; and $1,500,000 is to be paid by August 31, 2000. The payments are secured by Fanzine's assets.

     Metro  Global  is  currently  winding  down  the  Maxstone   operation  and
accordingly has accounted for Maxstone as discontinued operations in the accompanying financial statements

BUSINESS ACQUISITIONS AND OTHER ACTIVITIES
------------------------------------------

     In August 1997, Rocket Media Group, LLC. ("Rocket"), a wholly-owned subsidiary of Metro entered into a joint venture with Salmill Enterprises, Inc. ("Salmill") for the purpose of magazine publishing. Under the terms of the agreement, Rocket contributed a sub-license agreement for the rights to certain titles, names and materials and Salmill contributed its publishing and circulation expertise into a newly formed entity Maxstone; each joint venture partner contributed $30,000. Metro Global has included Maxstone's results from operations in the consolidated financial statements. Minority interest amounted to $(56,044) at May 27, 2000.

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

     On September 29, 1999, Metro Global sold Fanzine back to the former shareholders and a company controlled by the former shareholders pursuant to a Rescission and Purchase Agreement. The operations of Fanzine have been classified as discontinued operations for fiscal 2000 and fiscal 1999. See "Discontinued Operations" above.

EMPLOYEES

     As  of  May  27,  2000,   Metro  Global  and  its   subsidiaries   employed
approximately 146 persons, of which 137 are full-time employees.

ITEM 2. PROPERTIES
------------------

     Metro's principal administrative office is an approximate 64,000 square foot office, warehouse and shipping complex located in Cranston, Rhode Island leased from an entity principally owned by the spouse of Kenneth Guarino, Metro Global's principal shareholder. See "Item 12. Certain Relationships and Related Transactions". This facility houses Metro's administrative, editorial and operational offices; the data center, customer service, and warehouse and fulfillment facilities. As of July 15, 1999, Metro relocated its California offices to an approximate 35,500 square feet of office, warehouse, distribution and duplicating laboratory space located in Los Angeles County, California. This site has a lease term expiring on June 30, 2004, with a renewable option of one additional period of sixty months, subject to terms and conditions. Metro International Distributors has warehouse and office space located in Flensburg, Germany of approximately 1,700 square feet with a five-year lease term.

     Maxstone And Fanzine are located in New York City, New York with an approximate 3,045 square feet of office space with a five year, two month lease term expiring on May 30, 2003. The lease was assumed by Fanzine effective September 29, 1999 upon the sale of Fanzine.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

George Kinney v. Metro Global Media, Inc., et al.
C.A. No. 99-579 (U.S.D.C.,D.R.I.)

     On November 22, 1999, George Kinney, on behalf of himself and all other similarly situated, commenced a putative class action in the United States District Court for the District of Rhode Island against Metro Global and certain of its present or former officers and directors. Plaintiff seeks to represent a class of all person who acquired securities of Metro Global between September 13, 1996 and September 13, 1999. The Complaint alleges claim based on alleged violations of section 10(b) of the Securities Exchange Act of 1934. Plaintiff alleges that the defendants made a series of false and misleading statements concerning Metro Global's reported financial results during the class period that violated generally accepted accounting principles and ultimately caused Metro Global to restate certain financial statements. On March 15, 2000, Metro Global and certain defendants filed a motion to dismiss the complaint. The plaintiffs filed an amended complaint dated May 15, 2000 and Metro Global moved to dismiss the amended complaint on July 5, 2000. Plaintiffs filed an opposition to Metro Global's motion to dismiss on August 15, 2000. Metro Global's reply to the plaintiffs opposition is due September 1, 2000. Metro Global believes it has meritorious defenses and intends to vigorously defend this action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

        None

PART II
-------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

     Metro Global's Common Stock is traded in the over-the-counter market via the pink sheets under the symbol "MGBL". There is a very limited market for Metro Global's Common Stock and no assurances can be given that any active trading market will develop. On September 14, 1999, upon Metro Global's issuance of a press release that it did not timely file its 1999 Annual Report on Form 10-KSB, the NASDAQ Stock Market halted the trading of Metro Global's Common Stock. On December 7, 1999, Metro Global's Common Stock was delisted from the NASDAQ Small Cap Market. The following table sets forth the high and low bid prices per share of Metro Global's Common Stock for each quarter within the last two fiscal years.

                                                              COMMON STOCK*
                                                           High Bid    Low Bid

Fiscal Year Ended May 27, 2000
------------------------------
First Quarter                                             $ 3.2500    $ 1.7190
Second Quarter                                            $ 1.7500    $ 1.5310
Third Quarter                                             $ 0.9300    $ 0.3200
Fourth Quarter                                            $ 0.9600    $ 0.4100

Fiscal Year Ended May 29, 1999
------------------------------
First Quarter                                             $ 4.6250    $ 2.2810
Second Quarter                                            $ 4.0005    $ 1.8750
Third Quarter                                             $ 3.7500    $ 2.3750
Fourth Quarter                                            $ 4.1250    $ 1.6250



     * Such market quotations reflect the high and low prices for Metro Global's
securities  as  quoted  by  dealers  without  retail  mark-ups,   mark-downs  or
commisions, and may not necessarily represent actual transactions.

     At May 27, 2000 there were 420 holders of record of Metro Global's Common Stock.

     Metro Global did not pay any cash dividends during its last two fiscal years and the Board of Directors does not contemplate doing so in the foreseeable future. Any decision as to future payment of dividends will depend on the earnings and financial condition of Metro Global and such other factors as the Board of Directors deems relevant.

Sales of Unregistered Securities

     On July 31, 1998, Metro Global entered into an 8% convertible debenture with an unrelated third party. In connection with this transaction, Metro Global issued warrants to purchase 75,000 and 25,000 shares of Common Stock at prices of $4.11 and $3.29, respectively, all of which expired on July 31, 2000.

     On October 28, 1998, Metro Global entered into a note payable with an unrelated third party. In consideration of the loan, Metro Global issued the lender 150,000 restricted shares of Metro Global's Common Stock.

     On December 9, 1998, Metro Global entered into a term note with an unrelated third party. As part of the transaction, Metro Global issued the lender warrants to purchase 350,000 shares of Common Stock at a price of $3.00, expiring on December 31, 2001 and 100,000 shares of Common Stock.

     On July 21, 1999, Metro Global entered into a seven year licensing agreement with New Frontier Media, Inc. ("New Frontier"). In exchange for certain services, Metro Global issued New Frontier 250,000 restricted shares of its Common Stock and warrants to purchase 50,000 shares of Common Stock per year for five years.

     During the year ended May 27, 2000, various notes payable totaling $580,000 plus accrued interest of $38,075 were converted into 1,716,875 restricted shares of Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Results of Continuing Operations - Fiscal 2000 as Compared to Fiscal 1999

     Metro Global had revenues of $27,789,050 from continuing operations for fiscal 2000 as compared to revenues of $23,389,171 for fiscal 1999, a 19% increase. Increased revenues are primarily due to: (1) an increase in video and DVD sales of approximately $3,200,000 as a result of the increased investment made by Metro Global in new productions and DVD conversions; (2) an increase in cable and foreign film rights revenue of approximately $360,000; (3) an increase in inclusion of revenues from Metro International of approximately $919,083 in fiscal 2000 as compared to $765,000 in fiscal 1999; and (4) revenue from licensing of Metro's film library of approximately $570,000.

     Metro Global's gross profit from continuing operations for fiscal 2000 was $9,765,727 as compared to $7,314,720 in fiscal 1999. Metro Global's gross margin increased to 35.1% in fiscal 2000 from 31.3% in fiscal 1999. The primary reason for the increase in gross margin is due to the increase in revenues from cable and film rights sold and revenues from licensing Metro's film library, with relatively low associated costs.

     Selling, general and administrative costs increased by $1,284,015 to $10,777,958 in fiscal 2000 as compared to $9,493,943 in 1999, a 14% increase.
The increase in selling, general and administrative expenses is primarily due to: (1) an increase in payroll and related payroll expenses for Metro of approximately $650,000 due to the expansion of the west coast operations, magazine department and the Internet and mail order department; (2) an increase of approximately $200,000 in expenses associated with the upgrade and expansion of Metro's internet sites; (3) an increase of approximately $230,000 in Metro's depreciation expense; (4) an increase in rent and relocation costs of $150,000 due to the move of the West Coast facility; and (5) an increase in marketing and promotional costs of approximately $75,000. As a percentage of revenues, selling, general and administrative expenses were 38.8% in fiscal 2000, as compared to 40.6% in fiscal 1999.

     Other income and expenses decreased $1,359,651 to $755,117 in fiscal 2000 as compared to $2,114,768 in 1999. This decrease is primarily due to a decrease in interest expense from $2,240,488 at May 29, 1999 to $1,093,912 at May 27, 2000, attributable to the decrease in Metro Global's outstanding debt.

     Metro Global recorded a net loss of $1,455,743 from continuing operations in fiscal 2000 as compared to a net loss from continuing operations of $4,127,141 in fiscal 1999. The decrease in loss is primarily attributable to the increase in gross margin and a decrease in interest expense.

Liquidity and Capital Resources

     Cash amounted to $361,539 at May 27, 2000. Metro Global's primary sources of cash in fiscal 2000 consisted of $2,299,583 in cash provided by operating activities and net proceeds from a line of credit of $2,187,155.

     The primary uses of cash for the fiscal year ended May 27, 2000 consisted of: (1) investments in motion pictures and other films of $2,892,892; (2) purchases of property and equipment of $384,745; (3) payments on notes payable of $2,325,000; and (4) payments on capital lease obligations of $373,834. Metro Global had non-cash adjustments of $3,048,227 at May 27, 2000, primarily from depreciation and amortization and valuation of issued warrants.

     The net increase in accounts receivable of $336,749 was primarily due to the increase of sales for the period. Accounts payable and accrued expenses increased $1,551,895 due to increased purchasing, increased spending for film production and increased costs associated with DVD authoring and duplication.

     On March 23, 1998, Metro Global entered into two 12% convertible debentures totaling $500,000 with related parties. Both notes were due on March 23, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. Proceeds from the debentures were used for working capital. In March 1999, the debentures' due dates, including accrued interest of $60,000 (which was added to the notes principal), were extended until March 23, 2000. On December 31, 1999, one of the debentures, including the accrued interest due under such debenture, was converted into 847,778 restricted shares of Metro Global's Common Stock. The second debenture and accrued interest was assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

     On July 1, 1998, Metro Global entered into a 12% convertible debenture totaling $200,000 with a related party. The note was due on July 1, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. Metro Global recorded $60,248 of interest expense relating to the embedded beneficial conversion feature. Proceeds from the debenture were used for working capital. On July 1, 1999, the debenture's due date was extended until July 1, 2001. In conjunction with the extension, warrants were granted to purchase 50,000 shares of Metro Global's Common Stock for $2.58 per share. Metro Global recorded interest expense of $52,000 in connection with the issuance of the warrants in fiscal 2000. On December 31, 1999, the debenture and accrued interest were assumed by CVC, Metro Global's principal customer which is wholly-owned by Metro Global's principal shareholder, and the accounts receivable due from CVC was reduced accordingly.

     On August 1, 1998, Metro Global entered into notes payable totaling $1,000,000 with related parties. The notes, which bear interest at 8%, were due August 1, 1999. Proceeds from the notes were used in the acquisition of Fanzine. In October 1998, the notes were reduced by $600,000 for the exercise of warrants. On August 1, 1999, the notes' due dates were extended for one year. In consideration of the extension, the interest rate increased from 8% to 10% and warrants were issued to purchase up to 115,000 shares of Common Stock at a price of $2.58, exercisable for a term of five years. Metro Global recognized interest expense of $100,050 in connection with the issuance of the warrants. On December 31, 1999, one of the notes and accrued interest of $281,250 was converted into 781,250 shares of Metro Global's Common Stock. On December 31, 1999, the other note and accrued interest totaling $183,250 was assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

     On July 31, 1998, Metro Global entered into an 8% convertible debenture with an unrelated party in the amount of $1,000,000, which was used in the purchase of Fanzine. In connection with this transaction, Metro Global issued a warrant for 75,000 shares at a price of $4.11 and a warrant for 25,000 shares at a price of $3.29, both exercisable over two years expiring on July 31, 2000. Metro Global recorded a discount on the debenture of $157,700 for the value of the warrants. Metro Global amortized $78,850 and $65,708 of the discount to interest expense for fiscal 2000 and 1999, respectively.

     The $1,000,000 debenture was to mature on July 31, 2000. Interest was payable on a quarterly basis. The holder of the debenture was entitled to convert the principal value into Metro Global's Common Stock at a discounted market price as is defined in the debenture agreement. For fiscal 2000, $105,000 of convertible debentures plus accrued interest and penalties were converted into 83,888 restricted shares of Metro Global's Common Stock. On February 25, 2000, Metro Global entered into a Forbearance and Modification Agreement with the lender. Under the terms of the agreement, Metro Global made a payment of $150,000 upon execution of the agreement. The remaining balance of $850,000 is due in two installments of $425,000 each, due on July 1, 2000 and October 1, 2000. The restructured note payable is secured by 200,000 restricted shares of New Frontier common stock owned by Metro Global. On June 30, 2000, Metro Global made the first $425,000 payment and 125,000 shares of stock were returned by the lender.

     On October 28, 1998, Metro Global entered into a note payable with a third party for $1,100,000. The note, which bears no interest, was due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant agreement, Metro Global issued the lender 150,000 restricted shares of Metro Global's Common Stock. Metro Global used $507,500 of the proceeds to repurchase 198,242 shares of its outstanding Common Stock from Metro Plus, a company owned by a majority stockholder. For fiscal 1999, Metro Global made one payment of $275,000. In September 1999, Metro Global and lender agreed to a preliminary extension of the note. In October 1999, Metro Global made a $275,000 payment. Effective August 8, 2000, Metro Global renegotiated the terms for the final $550,000 due on the note payable. Under the terms of the Forbearance and Modification agreement, Metro Global must make monthly payments of $50,000.

     On December 9, 1998, Metro Global entered into a six-month term loan agreement with a third party. Under the terms of the agreement, Metro Global borrowed $3,000,000 at an interest rate of 10% per year. The proceeds were used toward the acquisition of Fanzine and to fund working capital. In connection with this transaction, Metro Global issued warrants to purchase up to 350,000 shares of Common Stock at a price of $3.00, expiring on December 31, 2001. Metro Global recorded interest expense of $577,000 for the valuation of the warrants. Additionally, Metro Global issued 100,000 shares of Common Stock and recorded $187,500 of interest expense. In September 1999, Metro Global and this lender agreed to an extension, under which Metro Global paid $1.3 million upon closing a financing with Reservoir Capital Corporation. In November 1999, Metro Global paid the lender an additional $600,000 from the proceeds of the sale of Fanzine. The final payment of $1.2 million (which includes $100,000 of interest) will be paid directly from the proceeds of the final payment from the sale of Fanzine, which is due on August 31, 2000. In connection with the restructuring of the two notes payable, Metro Global recognized $337,475 of extraordinary income for the forgiveness of interest and penalties.

     On June 30, 1999, Metro Global entered into a one-year note payable at an interest rate of 10% with a related party for $30,000. Proceeds from the note were used for working capital. On December 31, 1999, the note payable and accrued interest was converted into 87,847 restricted shares of Metro Global's Common Stock.

     In September 1999, Metro Global signed a $4,000,000 Loan and Security Agreement with Reservoir Capital Corporation. Pursuant to the terms, Metro may borrow up to 70% of accounts receivable less than ninety day old, up to a maximum of $3,000,000. The accounts receivable borrowing base excludes foreign receivables and receivables where more than 50% of the balance is over ninety days old. Also, the borrowings on accounts receivable owned be Capital Video Corporation ("CVC") are limited to the lesser of 30% of total accounts receivable or $1,600,000. Additionally, Metro can borrow 40% of inventory, up to a maximum of $1,000,000. Borrowings under this loan bear interest at prime rate plus 3.5% per annum. Additionally, Metro must pay a service fee of .35% per month on the average daily loan balance. Metro must pay an unused fee of .25% on the amount of the borrowings under $2,000,000. The loan is secured by the assets of Metro. The CVC accounts receivable are guaranteed by the sole shareholder of CVC, who is a principal shareholder of Metro Global. Additionally, CVC has executed a put on the inventory of Metro in case of default. As of May 27, 2000, borrowings under the line of credit totaled $3,129,453.

     On September 30, 1999, Metro Global sold Fanzine for $4,500,000, payable in four installments. During the year ended May 27, 2000, Metro Global received payments of $2,000,000. The balance as of May 27, 2000 is $2,465,649.

     Of Metro's total accounts receivable at May 27, 2000, $2,440,548 (45%), as compared to $2,419,990 (40%) at May 29, 1999, is owed by CVC, a chain of retail stores, which is wholly-owned by a principal shareholder of Metro Global. Because of the amount of this receivable and the concentration of business with CVC, this receivable is monitored very closely. All amounts due from CVC are within terms given by Metro, and are maintained within 60 to 90 days. Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in Metro Global's financial statements.

     In fiscal 2000, Metro invested $2,892,892 in new feature films and videos. Financing for these activities has been and will continue to be generated through operating cash flows as well as funds received from its line of credit.

Capital Expenditures

     Capital expenditures for fiscal 2000 amounted to $384,745 as compared to $477,322 for fiscal 1999. Metro Global anticipates that its capital expenditures for fiscal 2001 will be approximately $250,000 to $500,000 primarily used for computer equipment for the expanding Internet department.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
--------------------------------------------------

     The consolidated financial statements and supplemental data of Metro Global and the report of independent auditors thereon set forth at pages F-1 through F-26 herein are incorporated herein by reference.

ITEM 8. CHANGES  IN   AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
        FINANCIAL DISCLOSURES
        ---------------------

        None

PART III
--------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
        WITH SECTION 16(a) OF THE EXCHANGE ACT
        --------------------------------------

     The following table sets forth all of the current directors and executive officers of Metro Global, their ages and the offices they hold with Metro Global as of August 18, 2000. Executive officers and employees serve at the discretion of the Board of Directors. All directors hold office until the next annual meeting of stockholders of Metro Global and until their successors have been duly elected and qualified.

Name                  Age            Position
----                  ---            --------

Gregory N. Alves      33             President and Director

Alan S. Casale        51             Director

Janet M. Hoey         37             Treasurer, Secretary and Director


     Gregory N. Alves is currently the President of Metro Global. Mr. Alves joined Metro Global in March 1998 as Vice-President and General Manager of West Coast operations. From 1996 until joining Metro Global, Mr. Alves served as general manager of Elegant Angel, a competitor of Metro. Prior to this, Mr. Alves owned VG Video, located in San Diego. Mr. Alves has extensive experience in the production, promotion and marketing aspects of the industry. Mr. Alves possesses an ownership interest in a production company employed by Metro Global, which received payments of approximately $110,000 and $76,000 from Metro Global during fiscal 2000 and 1999, respectively. Mr. Alves received his Bachelor's degree in Business Administration from National University. Mr. Alves was appointed to the Board of Directors in September 1999.

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

     In addition to the Directors and Executive Officers listed above, Dennis Nichols is expected to make a significant contribution to the business of Metro Global and its subsidiaries. Dennis Nichols, 51, has served as President and sole Director of Metro since its inception in 1990. From March 1992 to November 1994, Mr. Nichols served as President, Treasurer, Secretary and Director of Capital Video Corporation, which operates a chain of retail video stores in the New England and upstate New York area and is wholly-owned by Kenneth Guarino.

     No director or executive officer serves pursuant to any arrangement or understanding between him or her and any other person(s), other than arrangement or understandings with directors and officers acting solely in their capacity as such. There are no family relationships among directors and executive officers of Metro Global.

Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires Metro Global's Officers and Directors, and persons who own more than 10% of a registered class of Metro Global's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and greater then 10% stockholders are required by the Securities and Exchange Commission regulations to furnish Metro Global with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to Metro Global, or written representations that no Forms 5 were required, Metro Global believes that, during fiscal 2000, all Section 16(a) filing requirements were complied with in regards to its officers, directors and greater than 10% beneficial owners except that: (1) Briana Investment Group, LLP, Kenneth Guarino, and Alan Casale are late in filing Form 5 statements with respect to the fiscal year ended May 27, 2000, and (2) Gregory Alves and Janet Hoey are late in filing their initial statements of beneficial ownership on Form 3.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     The following table summarizes all compensation paid to the person who served as President of Metro Global during the fiscal year ended May 27, 2000 (the "Named Executive Officers"). No other executive officer earned compensation and bonus exceeding $100,000 during the fiscal year ended May 27, 2000.

                          Annual Compensation         Long Term Compensation
---------------------------------------------------------------------------------------------------------

                                                   Other               Securities               All
Name and Principal    Fiscal                       Annual              Underlying               Other
Position              Year    Salary       Bonus   Comp.     Awards    Options       Payouts    Comp.

---------------------------------------------------------------------------------------------------------
Gregory N. Alves      2000    $   75,000      -        -         -           -           -         -
President (1)         1999    $   75,000      -        -         -           -           -         -


---------------------------------------------------------------------------------------------------------

(1) Mr. Alves possesses an ownership interest in a production company employed by Metro Global, which received payments of $110,000 and $76,000 from Metro Global during fiscal 2000 and 1999, respectively. See "Item 12. Certain Relationships and Related Transactions."

Options Granted in Last Fiscal Year

     Metro Global did not grant stock options to any of the Named Executive Officers during the fiscal year ended May 27, 2000.

Option Exercises in Last Fiscal Year and Fiscal Year-End Value of Unexercised Options

     None of the Named Executive Officers exercised any options for stock of Metro Global during the fiscal year ended May 27, 2000. The following table sets forth information with respect to the Named Executive Officers with respect to the unexercised options held by them as of the end of the fiscal year ended May 27, 2000.

       Aggregated Options / SAR Exercises in Last Fiscal Year and fiscal year-end Option / SAR Values
       ----------------------------------------------------------------------------------------------

                                                         Number of       Value of Unexercised
                                                        Securities           In-the-Money
                                                        Underlying          Options/SARs at
                                                        Unexercised             FY-end
                                                      Options/SARs at
                                                          FY-End

                         Shares          Value
                       Acquired on    Realized ($)     Exercisable /         Exercisable /
Name                  exercise (#)                     Unexercisable         Unexercisable
-------------------- ---------------- ------------- -------------------- ----------------------


None                       -0-            -0-               -0-                   -0-
-------------------- ---------------- ------------- -------------------- ----------------------


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

     In March 1999, the Board of Directors entered into a one year consulting agreement with Mr. Guarino. In consideration of his services, Metro Global paid Mr. Guarino $10,000 per month. In addition, Metro Global granted Mr. Guarino options to purchase up to 100,000 shares of Common Stock at a price of $2.00 per share, exercisable for a period of 5 years. The consulting agreement was terminated in October 1999.

Compensation of Directors

     Metro Global does not currently pay compensation to its directors for their services in that capacity; however, directors who are not employees are reimbursed for out-of-pocket expenses incurred in connection with their attendance at Board of Directors or committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth certain information regarding Metro Global's Common Stock beneficially owned as of May 27, 2000 (i) by each person who is known by Metro Global to own beneficially more than 5% of Metro Global's Common Stock and (ii) by each of Metro Global's directors, Named Executive Officers and by all executive officers and directors as a group.



                                          No. of Shares of                  Percentage of
                                            Common Stock                Beneficial Ownership
Name and Address                         Beneficially Owned                      (1)
-------------------------------------- ------------------------ ------ ------------------------

Named Executive Officers and
Directors
-------------------------------------- ------------------------ ------ ------------------------
Janet Hoey                                               -0-
268 Wilson Road                                                                              *
Fall River, MA  02720
-------------------------------------- ------------------------ ------ ------------------------
Alan S. Casale
1140 Reservoir Avenue                                    1,220    (2)                        *
Cranston, RI  02920
-------------------------------------- ------------------------ ------ ------------------------
Gregory N. Alves                                        88,180    (3)                        *
5150 Avenida Hacienda
Tarzana, CA  91356
-------------------------------------- ------------------------ ------ ------------------------
All executive officers and directors
as a group (5 people)                                   89,400                               *
-------------------------------------- ------------------------ ------ ------------------------
5% Beneficial Owners
-------------------------------------- ------------------------ ------ ------------------------
Briana Investment Group, LP
c/o Helen Adderley, Esquire                          1,745,318                           22.22
Corner House
20 Parliament Street
Hamilton HM DX, Bermuda
-------------------------------------- ------------------------ ------ ------------------------
Kenneth F. Guarino                                   2,619,401    (4)                    30.35
50 Fort Avenue
Cranston, RI  02905
-------------------------------------- ------------------------ ------ ------------------------
Metro Plus
1060 Park Avenue                                       186,758                            2.16
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

(2)  Includes 600 unexercised stock options.

(3) Includes 85,780 shares held by Mr. Alves' mother, with respect to which he disclaims beneficial ownership.

(4) Includes 300,000 unexercised stock options, 1,745,318 shares held by Briana Investment Group, LP, a trust established for the benefit of Mr. Guarino's spouse and children, and he has no investment and voting power with respect to these shares, and 186,758 shares held by Metro Plus, a company partially owned by Kenneth Guarino.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Mr. Guarino serves as the operations manager and is 100% owner of, CVC, which operates a chain of retail video stores in the New England and upstate New York area. CVC accounted for $11,494,896 (41%) and $9,358,002 (40%) of the revenues of Metro for the fiscal years ended May 27, 2000 and May 29, 1999. At May 27, 2000, $2,440,548 (45%) of Metro's outstanding accounts receivable were due from CVC. At May 29, 1999, $2,419,990 (40%) of Metro's outstanding accounts receivable were due. Payment of CVC's accounts receivable is secured by CVC's inventory, which security interest is evidenced by that certain security agreement dated September 1993. The aging of the accounts receivable from CVC is as follows:


    ------------------- --------------- --------------- -------------- ---------------
                           Current        30-60 days     60-90 days      Over 90 days
    ------------------- --------------- --------------- -------------- ---------------

    May 27, 2000        $    1,009,961  $      991,775  $     438,812  $       -0-
    ------------------- --------------- --------------- -------------- ---------------

    May 29, 1999        $      684,339  $      599,408  $     561,475  $      574,768
    ------------------- --------------- --------------- -------------- ---------------


     While in the past, Metro Global did not allow CVC receivables to age beyond 90 days, Metro Global's management has determined that extending CVC's payment terms is reasonable and in the best interests of Metro Global because of the volume of business CVC has historically provided to Metro Global, and the value of the inventory securing the payment of the accounts receivable.

     CVC owns and operates five Amazing SuperStore licensing operations. During fiscal 2000, Metro Global recorded from CVC $105,777 in royalty income pursuant to a franchise agreement for the operation of the five Airborne for Men stores owned and operated by CVC. CVC owns the initial Amazing Superstores opened in May 1999 in Providence, Rhode Island. Effective December 31, 1999, the franchise agreements were terminated as CVC converted the Airborne for Men stores into Amazing SuperStores.

     Effective May 1, 1993, Metro entered into a lease with Castle Properties, L.L.C., an entity principally owned by Mr. Guarino's spouse, for an approximately 64,000 square foot office, warehouse and shipping complex located in Cranston, Rhode Island. This facility houses Metro's executive, administrative, editorial and operational offices, the data center, customer service, warehouse and fulfillment facilities. The lease is for a term of ten years with two five-year renewal options, and provides for a fixed annual rent of $245,200 for the first five years, triple net. The annual rent for lease years six through ten and the rent for the renewal terms, if the lease is extended, shall be increased based on consumer price index. In fiscal 1998, Metro was granted a rent reduction of $81,733, which is being amortized over the remaining term of the lease. Approximately 7,500 square feet of the facility is sublet to CVC under an oral, month-to-month lease agreement for $4,000 per month.

     Metro Global pays property taxes, in lieu of rent, on real property located at 1060 Park Avenue, Cranston, RI. This property is being leased by CVC from Centurion Financial Group, L.L.C., a company principally owned by a trust, the principal beneficiaries of which, are Mr. Guarino's children. For the years ended May 27, 2000 and May 29, 1999, Metro Global incurred approximately $13,493 and $6,000 of expense, respectively. As of January 1, 2000, Metro Global relocated its corporate offices to Chatsworth, CA.

     On March 23, 1998, Metro Global entered into two 12% convertible debentures totaling $500,000 with related parties. Both notes were due on March 23, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. Proceeds from the debentures were used for working capital. In March 1999, the debentures' due dates, including accrued interest of $60,000 (which was added to the notes principal), were extended until March 23, 2000. On December 31, 1999, one of the debentures, including the accrued interest due under such debenture, was converted into 847,778 restricted shares of Metro Global's Common Stock. The second debenture and accrued interest was assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

     On July 1, 1998, Metro Global entered into a 12% convertible debenture totaling $200,000 with a related party. The note was due on July 1, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. Metro Global recorded $60,248 of interest expense relating to the embedded beneficial conversion feature. Proceeds from the debenture were used for working capital. On July 1, 1999, the debenture's due date was extended until July 1, 2001. In conjunction with the extension, warrants were granted to purchase 50,000 shares of Metro Global's Common Stock for $2.58 per share. Metro Global recorded interest expense of $52,000 in connection with the issuance of the warrants. On December 31, 1999, the debenture and accrued interest were assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

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

     On August 1, 1998, Metro Global entered into a one-year promissory note for $750,000 at 8% interest with Briana Investment Group, L.L.C. ("Briana"). Briana is a trust established for the benefit of Mr. Guarino's wife and children. On August 1, 1999, the note was extended for one year and the interest rate was increased to from 8% to 10% and Briana was granted warrants to purchase 40,000 shares of Metro Global's Common Stock for $2.58 per share. In October 1998, an unrelated party holding 400,000 warrants issued in conjunction with the Series A Preferred stock transferred the warrants to Briana. In October 1999, Briana exercised the warrants, and the note payable was reduced from $750,000 to $150,000.

     In October 1998, Metro Global repurchased 198,242 shares of its outstanding Common Stock from Metro Plus, a company partially owned by Mr. Guarino. Metro Global paid $2.56 per share, which was the market price on the date of the transaction.

     On March 19, 1999, Metro Global entered into a one year consulting agreement effective April 1, 1999 with Kenneth Guarino, pursuant to which Metro Global paid Mr. Guarino a fee of $10,000 per month. In addition, Metro Global granted Mr. Guarino options to purchase up to 100,000 shares of Common Stock at a price of $2.00 per share, exercisable for a period of 5 years. On that Date, Metro Global's Common Stock was trading at $2.063 per share. Since the date of the consulting agreement, Metro Global recorded consulting expense of $106,667 and $21,333 in connection with the issuance of the warrants and reimbursed Mr. Guarino for approximately $82,000 and $70,000 of expenses incurred in connection with his activities for Metro Global during the years ended May 27, 2000 and May 29, 1999, respectively. The consulting agreement was terminated in October 1999.

     Greg Alves, a director and President of Metro Global, possesses an ownership interest in a production company that is employed by Metro Global or its subsidiaries. The production company received payments of $110,000 from Metro during fiscal 2000 and approximately $76,000 during fiscal 1999.

     Dennis Nichols, President of Metro, received 100,000 shares of Metro Global's Common Stock, valued at $43,000, during the year ended May 27, 2000.

Conflicts of Interest

     Of necessity, some inherent conflict of interest is involved whenever Officers, Directors and others acting on behalf of Metro Global, supply services or goods to Metro Global for compensation. Additional conflicts may arise in the future when Company Officers, Directors or significant shareholders are involved in the management of any other company with which Metro Global transacts business. For example, Metro Global's largest customer, CVC, is wholly-owned by Kenneth Guarino, a principal shareholder of Metro Global. Conflicts may also arise with respect to opportunities, which come to the attention of such persons. Conflicts may also arise with respect to the amount of time and effort devoted to respective businesses and opportunities.

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

2.2 Rescission and Purchase Agreement dated September 29, 1999 by and among Metro Global Media, Inc., Metro, Inc., Fanzine International, Inc., Goldtree Publishing, Inc., Robert Maiello, Philip P. Salvatore, Bart Senior and Michael Levine as filed with the Commission on October 4, 1999 as exhibit 2.1 on Form 8-K and incorporated herein by reference.

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

3.5 Articles of Amendment of Articles of Incorporation of the Registrant, as filed with the Commission on August 28, 1996as Exhibit 3.5 to the Form 10-KSB for the fiscal year ended May 30, 1996 and incorporated herein by reference.

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

10.10Amendment Agreement dated as of December 31, 1995 between Kenneth Guarino and the Registrant, as filed with the Commission on August 28, 1996 as
     Exhibit 10.17 to the Form 10-KSB for the fiscal year ended May 30, 1996 and incorporated herein by reference.

10.11Amendment to Stock Option  Agreement  dated January 16, 1997 by and between
     Kenneth F. Guarino and the Registrant, as filed with the Commission on April 15, 1997 as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended March 1, 1997 and incorporated herein by reference.

10.12Indemnification Agreement dated December 3, 1996 by Kenneth F. Guarino in favor of Registrant as filed with the Commission on April 15, 1997 as
     Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the quarter ended March 1, 1997 and incorporated herein by reference.

10.13Termination   Agreement   dated  April  10,  1997  between   Capital  Video
     Corporation,   Elvira  Famiglietti  and  Metro,  Inc.  as  filed  with  the
     Commission on April 15, 1997 as Exhibit 10.3 to the Quarterly Report on Form 10-QSB for the quarter ended March 1, 1997 and incorporated herein by reference.

10.14Description of Directors Compensation Arrangement, as filed with the Commission on April 15, 1997 as Exhibit 10.4 to the Quarterly Report on Form 10-QSB for the quarter ended March 1, 1997 and incorporated herein by reference.

10.15Registration  Rights Agreement dated May 8, 1997 between Briana  Investment
     Group, Ltd. and the Registrant, as filed with the Commission on May 8, 1997 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.

10.16Employment  Agreement  dated July 31, 1998 between Robert Maiello and Metro
     Global Media, Inc. as filed with the Commission on August 15, 1998 as Exhibit (2) on Form 8-K and incorporated herein by reference.

10.17Employment  Agreement  dated July 31, 1998 between Michael Levine and Metro
     Global Media, Inc. as filed with the Commission on August 15, 1998 as Exhibit (3) on Form 8-K and incorporated herein by reference.

10.18Employment  Agreement  dated July 31, 1998 between  Philip P. Salvatore and
     Metro Global Media, Inc. as filed with the Commission on August 15, 1998 as Exhibit (4) on Form 8-K and incorporated herein by reference.

10.19Employment  Agreement  dated July 31,  1998  between  Bart Senior and Metro
     Global Media, Inc. as filed with the Commission on August 15, 1998 as Exhibit (5) on Form 8-K and incorporated herein by reference.

10.20Consulting  Agreement dated March 19, 1999 between Metro Global Media, Inc.
     and Kenneth F. Guarino.

10.21License   Agreement  dated  July  21,  1999  between   Colorado   Satellite
     Broadcasting, Inc. and Metro Global Media, Inc. on behalf of itself and its wholly owned subsidiary, Metro, Inc.

10.22Amendment to No. 1 Business Consulting Agreement dated September 10, 1999 between Metro Global Media, Inc. and Kenneth F. Guarino.

10.23Loan and Security  Agreement  dated September 30, 1999 by and between Metro
     Global Media, Inc., Metro, Inc. and Reservoir Capital Corporation.

21   Subsidiaries of the Registrant:

       Metro, Inc.
       Metro West Studios, Inc.
       Rocket Media Group, LLC
       Airborne for Men, Ltd.
       Metro International Distributors
       Amazing Direct.com
       Amazing Media Group, Inc.
       Fanzine International, Inc.

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

*27.1Financial Data Schedule


(B)  REPORTS ON FORM 8-K

     None

                               S I G N A T U R E S

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Metro Global Media, Inc.

                                       By:/s/ Gregory N. Alves
                                       -----------------------
                                              Gregory N. Alves,
                                              President

                                       Date:  August 25, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                        Title                              Date
---------                        -----                              ----


/s/ Gregory N. Alves       President and Director              August 25, 2000
--------------------
    Gregory N. Alves

/s/ Janet M. Hoey          Treasurer (principal                August 25, 2000
-----------------          financial and accounting Officer)
    Janet M. Hoey          , Secretary and Director


/s/ Alan S. Casale         Director                            August 25, 2000
------------------
    Alan S. Casale

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report                                        F-1

Consolidated Balance Sheet                                          F-2

Consolidated Statements of Operations                               F-4

Consolidated Statements of Shareholders' Equity                     F-6

Consolidated Statements of Cash Flows                               F-7

Notes to Consolidated Financial Statements                          F-10 - F26

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Metro Global Media, Inc. and Subsidiaries
Cranston, Rhode Island


We have audited the accompanying consolidated balance sheet of Metro Global Media, Inc. and Subsidiaries (the "Company") as of May 27, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended May 27, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metro Global Media, Inc. and Subsidiaries as of May 27, 2000 and the results of their operations and their cash flows for each of the years in the two-year period ended May 27, 2000, in conformity with generally accepted accounting principles.



                                            Imowitz Koenig & Co., LLP

New York, New York

August 16, 2000

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MAY 27, 2000
--------------------------------------------------------------------------------


                                     Assets
                                     ------


Current Assets
--------------

  Cash                                                               $    361,539
  Accounts receivable, less allowance for doubtful
    accounts of $205,755                                                2,991,057
  Accounts receivable, related party                                    2,440,548
  Note Receivable                                                       2,465,649
  Inventory                                                             4,908,890
  Recoverable income tax                                                  339,000
  Prepaid expenses and other current assets                               365,025
                                                                      -----------

Total Current Assets                                                   13,871,708
--------------------                                                  -----------




  Motion pictures and other films at cost, less accumulated
    amortization of $11,024,411                                         5,456,641

  Property and equipment at cost, less accumulated
    depreciation of $2,850,211                                          2,125,424

  Investment in securities                                              4,523,724

  Deferred taxes                                                          900,000

  Other assets                                                            149,056
                                                                      -----------


Total Assets                                                          $27,026,553
------------                                                          ===========



                 See Notes to Consolidated Financial Statements
                                       F2

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MAY 27, 2000
--------------------------------------------------------------------------------

                      Liabilities and Shareholders' Equity
                      ------------------------------------


Current liabilities
-------------------


  Current portion of capital lease obligations                        $   300,435
  Short-term borrowings                                                 5,716,311
  Accounts payable and accrued expenses                                 6,398,536
  Income taxes payable                                                    946,289
                                                                      -----------

Total current liabilities                                              13,361,571
-------------------------

  Deferred revenue                                                      4,217,537
  Capital lease obligations, less current portion                         326,902
                                                                      -----------

Total liabilities                                                      17,906,010
-----------------                                                     -----------

  Minority interest                                                       (56,044)

Commitments and contingencies


Shareholders' equity
--------------------


  Preferred Stock, no par value; authorized 2,000,000 shares;
    issued and outstanding, none                                            -0-
  Common stock, $.0001 par value; authorized 10,000,000
    shares; issued 8,828,465 shares and outstanding,
    8,630,223 shares                                                          883
  Additional paid in capital                                           16,647,184
  Accumulated deficit                                                  (6,680,432)
  Accumulated other comprehensive loss                                   (283,048)
                                                                      -----------
                                                                        9,684,587

  Unearned compensation                                                      (500)
  Less cost of Treasury Stock (198,242 common shares)                    (507,500)
                                                                      -----------

Total shareholders' equity                                              9,176,587
--------------------------                                            -----------

Total liabilities and shareholders' equity                            $27,026,553
------------------------------------------                            ===========




                 See Notes to Consolidated Financial Statements
                                       F-3

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------


                                                                         2000               1999
                                                                         ----               ----

  Revenues (including $11,494,896 and $9,358,002 to related
    parties in fiscal 2000 and 1999,
    respectively)                                                     $27,789,050       $23,389,171
  Cost of revenues, including amortization of
    motion pictures and other films of
    $2,289,778 and $1,757,722, respectively                            18,023,323        16,074,451
                                                                      -----------       -----------
                                                                        9,765,727         7,314,720

  Selling, general and administrative expenses
    (including $106,667 and $108,333 to related parties
     in 2000 and 1999, respectively)                                   10,777,958         9,493,943
                                                                      -----------       -----------

                                                                       (1,012,231)       (2,179,223)
                                                                      -----------       -----------
Other income and (expenses)

  Interest expense (including $232,523 and $175,575 to
    related parties in 2000 and 1999, respectively)                    (1,093,912)       (2,240,488)
  Interest income                                                         195,320             -0-
  Other income                                                            143,475           125,720
                                                                      -----------       -----------
                                                                         (755,117)       (2,114,768)
                                                                      -----------       -----------

Loss from continuing operations before income taxes                    (1,767,348)       (4,293,991)

  Benefit from income taxes                                              (311,605)         (166,850)
                                                                      -----------       -----------

Loss from continuing operations                                        (1,455,743)       (4,127,141)

Extraordinary gain on debt restructuring (net of taxes of
$137,015)                                                                 200,460             -0-

Gain on sale of discontinued operations (net of taxes of
$469,756)                                                                 687,279             -0-

Income (loss) from discontinued operations (net of taxes
(benefit) of $(241,220) and $134,500 in fiscal 2000 and 1999,
respectively)                                                            (352,919)          150,201
                                                                      -----------       -----------

Net loss                                                              $  (920,923)      $(3,976,940)
                                                                      ===========       ===========

Comprehensive Loss
------------------

Net loss                                                              $  (920,923)      $(3,976,940)

Other comprehensive loss                                                 (276,283)           (6,765)
                                                                      -----------       -----------

Net other comprehensive loss                                          $(1,197,206)      $(3,983,705)
                                                                      ===========       ===========




                 See Notes to Consolidated Financial Statements
                                       F-4

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------


Loss Per Share:

  Loss from continuing operations:                                        $ (0.21)          $ (0.80)
    Basic and Diluted
  Extraordinary gain on debt restructuring:                               $  0.03           $  -0-
    Basic and Diluted
  Gain on sale of discontinued operations:                                $  0.10           $  -0-
    Basic and Diluted
  Income (Loss) from discontinued operations:                             $ (0.05)          $  0.03
    Basic and Diluted
  Net loss:                                                               $ (0.13)          $ (0.77)
    Basic and Diluted
  Weighted average number of shares:                                    7,119,146         5,511,084
    Basic and Diluted




                 See Notes to Consolidated Financial Statements
                                       F-5

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------

                                 Series A                               Additional   Retained      Other
                              Preferred Stock  Common Stock   Treasury   Paid-in     Earnings  Comprehensive  Unearned
                              Shares    Amt    Shares    Amt   Stock     Capital   (accumulated    Loss     Compensation    Total
                                                                                     deficit)


Balance at May 30, 1998 (as
restated)                     855   $857,979  4,245,193  $424 $   -0-    $ 9,316,063 $(1,473,321) $   -0-    $(64,375)   $8,636,770

Shares issued:
  as compensation                               414,885    42              1,037,550                         (415,380)      622,212
  in connection with
    conversion of Series
    A Preferred Stock        (855)  (857,979)   982,120    98              2,174,902                                      1,317,021
  as interest cost on
    borrowings                                  250,000    25                569,975                                        570,000
  upon exercise of warrants                     400,000    40                599,960                                        600,000
  upon exercise of option                       250,000    25                299,975                                        300,000
Embedded interest on
  convertible debentures                                                     202,092                                        202,092
Dividends on Series A
  Preferred Stock                                                            309,248    (309,248)
Purchase of Treasury Stock                                     (507,500)                                                   (507,500)
Issuance of unexercised
  warrants                                                                   818,847                                        818,847
Issuance of unexercised
  options                                                                    128,000                         (128,000)
Amortization of unearned
  compensation - stock                                                                                        247,538       247,538
Net Loss                                                                              (3,976,940)                        (3,976,940)
Other comprehensive loss                                                                             (6,765)                 (6,765)
                              ---   --------  ---------  ---- ---------  ----------- -----------  ---------  --------    ----------
Balance, May 29, 1999         -0-      -0-    6,542,198   654  (507,500)  15,456,612  (5,759,509)    (6,765) (360,217)    8,823,275
                              ---   --------  ---------  ---- ---------  ----------- -----------  ---------  --------    ----------
Shares issued:
  as compensation                               235,504    24                141,354                                        141,378
  for services                                  250,000    25                531,225                                        531,250
  upon conversion of debt                     1,800,763   180                753,940                                        754,120
Issuance of unexercised
  warrants                                                                   361,347                                        361,347
Amortization of unearned
  compensation - stock                                                                                                      359,717
Unamortized cost of services                                                (597,294)                                      (597,294)
Net Loss                                                                                (920,923)             359,717      (920,923)
Other comprehensive loss                                                                           (276,283)               (276,283)
                              ---   --------  ---------  ---- ---------  ----------- -----------  ---------  ---------   ----------
Balance, May 27, 2000         -0-      -0-    8,828,465  $883 $(507,500) $16,647,184 $(6,680,432) $(283,048) $   (500)   $9,176,587
                              ---   --------  ---------  ---- ---------  ----------- -----------  ---------  ---------   ----------




                 See Notes to Consolidated Financial Statements
                                       F-6

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------




                                                                         2000               1999
                                                                         ----               ----

Cash flows from operating activities:
   Net loss                                                           $  (920,923)      $(3,976,940)
                                                                      -----------        -----------

Adjustments to reconcile net loss to net cash provided
 by operating activities:
  Depreciation Expense                                                    655,300           513,773
  Amortization of motion pictures and other films                       2,289,778         1,757,722
  Amortization of deferred rent                                           (14,011)          (14,011)
  Amortization of unearned compensation                                   359,717           247,538
  Amortization of goodwill                                                145,624           364,071
  Amortization of discount on debenture                                    78,850            65,708
  Amortization of deferred revenue                                       (569,937)            -0-
  Amortization of deferred expense                                        119,458             -0-
  Accrued interest and penalties added to note payable principal          273,000            60,000
  Discount on issuance of convertible debenture                             -0-            (157,700)
  Allowance for doubtful accounts                                         (31,345)           74,070
  Embedded interest on convertible debentures                               -0-             202,092
  Gain on sale of discontinued operation                                 (453,385)            -0-
  Common Stock issued for consulting services                              98,378           573,478
  Common Stock issued for compensation                                     43,000             -0-
  Common Stock issued for interest expense                                  -0-             570,000
  Issuance of warrants                                                    175,844           818,847
  Minority interest                                                      (109,511)            5,247
  Foreign exchange                                                        (12,533)           (6,765)
(Increase) decrease in assets:
  Accounts receivable                                                    (336,749)       (2,906,281)
  Inventory                                                              (804,810)         (377,117)
  Prepaid expenses and other current assets                                70,264          (960,857)
  Other assets                                                            (30,341)          (93,819)
  Recoverable income tax                                                    -0-            (134,000)
  Deferred income taxes                                                  (900,000)            -0-
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                                 1,551,895         3,781,550
  Income taxes payable                                                    622,020            99,650
                                                                      -----------       -----------
Total adjustments                                                       3,220,506         4,483,196
-----------------                                                     -----------       -----------

Net cash provided by operating activities                               2,299,583           506,256
-----------------------------------------                             -----------       -----------



                 See Notes to Consolidated Financial Statements
                                       F-7

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------

                                                                         2000               1999
                                                                         ----               ----



Cash flows from investing activities:

  Acquisition of Fanzine                                                    -0-          (4,000,000)
  Acquisition costs                                                         -0-            (168,860)
  Notes Receivable                                                      1,821,272             -0-
  Investments in motion pictures and other films                       (2,892,892)       (2,869,558)
  Purchase of property and equipment                                     (384,745)         (477,322)
                                                                      -----------       -----------

Net cash used in investing activities                                  (1,456,365)       (7,515,740)
-------------------------------------                                 -----------       ------------


Cash flows from financing activities:

  Proceeds from the issuance of Series A convertible Preferred
    Stock                                                                   -0-           1,317,021
  Purchase of Treasury Stock                                                -0-            (507,500)
  Proceeds from issuance of common stock                                    -0-              48,734
  Proceeds from exercise of warrants                                        -0-             600,000
  Proceeds from issuance of convertible debentures                          -0-           1,200,000
  Net proceeds from line of credit                                      2,187,155           412,026
  Proceeds on notes payable                                                30,000         5,100,000
  Principal payments on notes payable                                  (2,325,000)         (875,000)
  Principal payments on capital lease obligations                        (373,834)         (356,504)
  Contribution from joint venture partner                                   -0-              30,000
                                                                      -----------       -----------

Net cash (used in) provided by financing activities                      (481,679)        6,968,777
---------------------------------------------------                   -----------       -----------

Net increase (decrease) in cash                                           361,539           (40,707)

Cash, beginning of year                                                    (-0-)            184,995

Adjustment for discontinued operations                                      -0-            (144,288)
                                                                      -----------       -----------

Cash, end of year                                                     $   361,539       $     -0-
                                                                      ===========       ===========

Supplemental disclosures of cash flow information:

    Cash paid during the year for:

        Interest                                                      $   474,360       $   236,728
                                                                      ===========       ===========

        Income taxes                                                  $   240,000       $     -0-
                                                                      ===========       ===========




                 See Notes to Consolidated Financial Statements
                                       F-8

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED MAY 27, 2000 and MAY 29, 1999
--------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities:

     During the year ended May 29, 1999, a payable of $300,000 was converted into 250,000 restricted shares of Metro Global's Common Stock by a related party (see note 12).

     During the year ended May 29, 1999, 2,175 shares of Series A preferred stock plus accrued dividends of $35,247 were converted into 982,120 shares of Metro Global's Common Stock. Metro Global recognized total dividends of $543,750 relating to the beneficial conversion feature of this stock. As of May 29, 1999 all shares had been converted.

     Capital lease obligations of $411,799 and $230,382 were incurred during the fiscal years 2000 and 1999, respectively, when Metro Global entered into capitalized leases for office equipment and machinery and equipment.

     On July 21, 1999, Metro Global entered into a seven year Licensing Agreement with New Frontier Media, Inc. Metro Global received 500,000 restricted shares of New Frontier common stock plus warrants to purchase an additional 100,000 shares of New Frontier common stock per year for five years. Metro Global valued the common stock and warrants at $4,787,474. The deferred revenue is being amortized over seven years. At May 27, 2000, Metro Global reserved $263,750 against the investment for a change in market valuation.

     As part of the Licensing Agreement, in consideration of certain services, Metro Global issued New Frontier 250,000 restricted shares of its Common Stock and warrants to purchase 50,000 shares of Common Stock per year for five years. Metro Global valued the Common Stock and warrants at $716,752. The deferred expense is being amortized over five years.

     During the year ended May 27, 2000, $105,000 of convertible debentures and accrued interest and penalties of $31,045 were converted into 83,888 restricted shares of Common Stock.

     During the year ended May 27, 2000, various notes payable to related parties totaling $580,000 plus accrued interest of $38,075 were converted into 1,716,875 restricted shares of Common Stock.

     During the year ended May 27, 2000, various payables and debt due to related parties totaling $966,231 were assumed by Capital Video Corp, Inc. ("CVC"). The accounts receivable from CVC was reduced accordingly.

     On September 30, 1999, Metro Global sold Fanzine for a note receivable of $4,500,000 and the return of 1,000,000 restricted shares of Metro Global's Common Stock.



                 See Notes to Consolidated Financial Statements
                                       F-9

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------


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

     On August 3, 1998, Metro Global purchased 100% of the outstanding stock of Fanzine International, Inc. ("Fanzine"), a publishing company. On September 29, 1999, Metro Global sold Fanzine back to the former shareholders and a company controlled by the former shareholders. Accordingly, Metro Global has accounted for the Fanzine segment as discontinued operations (see note 17) in the accompanying financial statements.

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

Recognition of Revenues

     Revenue is recognized at the time Metro, Inc. ("Metro"), a wholly-owned subsidiary of Metro Global, sells motion pictures and other products to customers. Fees collected from motion pictures licensed as television program material are recognized as revenue when the license period begins and the licensee is able to exercise rights under the agreement. Revenue is recognized over the life of the agreement.

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

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------


1. Nature of Business and Summary of Significant Accounting Policies (continued)


Foreign Currency Translation

     The financial statements of the subsidiary located outside the United States is measured using the local currency as the functional currency. Metro Global translates the assets and liabilities of its foreign subsidiary at the exchange rate in effect at year-end. Net revenues and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation (which constitute other comprehensive income or loss) are credited or charged to stockholders' equity in the accompanying consolidated balance sheet. Transaction gains or losses are recorded in selling, general and administrative expense and are not material.

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

Earnings per Share

     Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders (net income (loss) reduced (increased) by preferred stock dividends) divided by the weighted average number of shares outstanding during the year. Diluted earnings per share is consistent with basic earnings per share while giving effect to all dilutive potential common shares that would have been outstanding if the dilutive potential common shares had been issued, while adding back to income any preferred dividend or interest expense on convertible securities; however, such calculations are ignored if they are antidilutive.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------


1. Nature of Business and Summary of Significant Accounting Policies (continued)


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

Goodwill and Acquisition Costs

     Goodwill and acquisition costs are being amortized on a straight-line basis over ten years. Amortization expense amounted to $133,333 and $333,333 for goodwill and $12,295 and $30,738 for acquisition costs for the year ended May 27, 2000 and May 29, 1999, respectively. Goodwill was written off with the sale of Fanzine (see notes 2 and 17).

Comprehensive Income (loss)

     In 1999, Metro Global adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which requires the display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) includes net earnings and unrealized gains and losses from currency translation, available for sale marketable securities and minimum pension liability adjustments. Metro Global's components of comprehensive loss as of May 27, 2000 consists of a current period charge of $(12,533) in foreign currency translation and $(263,750) in market valuation from investment in securities.

Advertising Costs

     The cost of advertising is expensed as incurred. For the years ended May 27, 2000 and May 29, 1999, Metro incurred advertising expense of $237,964 and $283,273, respectively.

Technology and Content

     Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunication operations personnel and consultants, system and telecommunications infrastructure and costs of acquired content.

     Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to Metro's web sites, that are capitalized and depreciated over estimated useful lives.

New Accounting Pronouncement

     In June 1998, and subsequently amended in 1999 and 2000, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------


1. Nature of Business and Summary of Significant Accounting Policies (continued)

currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative, instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The adoption of SFAS 133 will have no effect on the financial statements of Metro Global, as Metro Global has no derivative activity.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact Metro Global's revenue recognition policies.

     In June 2000, Metro adopted Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"). SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting model. SOP 00-2 also requires all film costs to be classified in the balance sheet as noncurrent assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with Metro's existing accounting policies. The effect of SOP 00-2 will be immaterial to the financial statements.

2. Acquisitions / Dispositions

Maxstone Media

     In August 1997, Rocket Media Group, LLC, ("Rocket") a wholly-owned subsidiary of Metro entered into a joint venture with Salmill Enterprises, Inc. ("Salmill") for the purpose of magazine publishing. Under the terms of the agreement, Rocket contributed a sub-license agreement for the rights to certain titles, names and materials and Salmill contributed its publishing and circulation expertise into a newly formed entity Maxstone Media. LLC ("Maxstone"). Each joint venture partner contributed $30,000. Metro Global, which effectively controls Maxstone, has included Maxstone's results from operations in the consolidated financial statements. Minority interest amounted to $(56,044) at May 27, 2000. Metro Global is in the process of dissolving this company, and has classified results as discontinued operations in the accompanying financial statements.

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

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------


2. Acquisitions / Dispositions (continued)

On September 29, 1999, Metro Global signed a Rescission and Purchase Agreement with the selling shareholders of Fanzine and a company controlled by them. In consideration of this sale of Fanzine's stock, Metro Global will receive payments totaling $4,500,000 and the 1,000,000 contingent shares of Common Stock originally given to the selling shareholders. Payment of the $4,500,000 is secured by the assets of Fanzine and partly secured by the personal guarantees of the former Fanzine shareholders. For the year ended May 27, 2000, Metro Global received payments of $2,000,000. Metro Global received a payment of $1,000,000 on May 31, 2000 and will receive a payment of $1,500,000 by August 31, 2000. The operations of Fanzine have been classified as discontinued operations in the accompanying financial statements (see note 17).

3. Property and Equipment

   Property and equipment consists of the following at May 27, 2000,


           Machinery and equipment                                    $ 2,418,085
           Furniture and fixtures                                       1,098,332
           Office equipment                                               818,260
           Automobiles                                                     98,932
           Leasehold improvements                                         542,026
                                                                      -----------
                                                                        4,975,635
           Less: Accumulated depreciation                               2,850,211
                                                                      -----------

           Total                                                      $ 2,125,424
                                                                      ===========



4. Motion Pictures and Other Films

   Motion pictures and other films consist of the following at May 27, 2000,


           Motion picture films produced and released                 $11,999,873
           Rights acquired to release motion pictures
             and other films                                            2,161,854
           CD-ROM                                                         471,478
           DVD                                                            288,704
           Motion picture films in process                              1,559,143
                                                                      -----------
                                                                       16,481,052
           Less: Accumulated amortization                              11,024,411
                                                                      -----------

           TOTAL                                                      $ 5,456,641
                                                                      ===========


METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------


5. Investment in securities

     On July 21, 1999, Metro Global entered into a seven year Licensing Agreement with New Frontier Media, Inc. ("New Frontier"). Metro Global received 500,000 restricted shares of New Frontier common stock plus warrants to purchase an additional 100,000 shares of New Frontier common stock per year for five years. Metro Global valued the common stock and warrants at $4,787,474. The deferred revenue is being amortized over seven years. Metro accounts for the stock received as securities available for sale, in accordance with SFAS 115. At May 27, 2000, Metro Global recorded a comprehensive loss of $263,750 on the investment. Both the stock and the warrants are periodically reviewed for permanent impairment.

     As part of the Licensing Agreement, in consideration of certain services, Metro Global issued New Frontier 250,000 restricted shares of its Common Stock and warrants to purchase 50,000 shares of Common Stock per year for five years. Metro Global valued the Common Stock and warrants at $716,752. The deferred expense is being amortized over five years.

6. Debt

     On August 1, 1998, Metro Global entered into notes payable totaling $1,000,000 with related parties. The notes, which bear interest at 8%, were due August 1, 1999. Proceeds from the notes were used in the acquisition of Fanzine. In October 1998, $600,000 of debt was converted into 400,000 shares of Metro Global's Common Stock. On August 1, 1999, the balance of the notes' due dates were extended for one year. In consideration of the extension, the interest rate increased from 8% to 10% and warrants were issued to purchase up to 115,000 shares of Common Stock at a price of $2.58, exercisable for a term of five years. Metro Global recorded interest expense of $100,050 in connection with the issuance of the warrants. On December 31, 1999, one of the notes and accrued interest of $281,250 was converted into 781,250 shares of Metro Global's Common Stock. On December 31, 1999, the other note and accrued interest totaling $183,250 was assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

     On October 28, 1998, Metro Global entered into a note payable with an unrelated third party for $1,100,000. The note, which bears no interest, was due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant agreement, Metro Global issued the lender 150,000 restricted shares of Metro Global's Common Stock. Metro Global recorded interest expense of $243,412 in 1999 in connection with the issuance of the restricted stock. Metro Global used $507,500 of the proceeds to repurchase 198,242 shares of its outstanding Common Stock from Metro Plus, a company partially owned by a significant shareholder. For the year ended May 29, 1999, Metro Global made one payment of $275,000. As a result, default interest at 11% per annum has been accrued on this note. In September 1999, Metro Global and the lender agreed to a preliminary extension of the note. Metro Global made a payment of $275,000 in October 1999. Effective August 8, 2000, Metro Global, renegotiated the terms for the final $550,000 due on the note payable. Under the terms of the Forbearance and Modification agreement, Metro Global must make monthly payments of $50,000.

     On December 9, 1998, Metro Global entered into a six-month term loan agreement with an unrelated third party. Under the terms of the agreement, Metro Global borrowed $3,000,000 at an interest rate of 10% per year. The proceeds were used toward the acquisition of Fanzine and to fund working capital. In connection with this transaction, Metro Global issued warrants to purchase up to 350,000 shares of Common Stock at a price of $3.00, expiring on December 31, 2001. Metro Global recorded interest expense of $577,000 in connection with the issuance of the warrants during 1999. Additionally, Metro Global issued 100,000 shares of Common Stock and recorded $187,500 of interest expense relating to the issuance of these

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------


6. Debt (continued)

shares during 1999. In September 1999, Metro Global and the lender agreed to an extension. Under the terms of the extension, Metro Global paid $1.3 million upon the closing of the financing with Reservoir Capital Corporation, a new unrelated third party lender. In November 1999, Metro Global paid the lender an additional $600,000 from the proceeds of the sale of Fanzine. The final payment of $1.2 million (which includes $100,000 of interest) will be paid directly from the proceeds of the final payment from the sale of Fanzine. In connection with the restructuring of the two notes payable, Metro Global recognized $337,475 of extraordinary income on the forgiveness of interest and penalties.

     On June 30, 1999, Metro Global entered into a one-year note payable at an interest rate of 10% with a related party for $30,000. Proceeds from the note were used for working capital. On December 31, 1999, the note payable and accrued interest was converted into 87,847 restricted shares of Metro Global's Common Stock.

Capital Lease Obligations

     Metro Global leases office equipment, machinery and equipment and furniture and fixtures under noncancellable capital leases. The leases expire at various times through 2005 and bear interest at annual rates ranging from approximately 10% to 21%. All leases are secured by the respective assets acquired.


     Annual Payments under capital lease obligations are due as follows:

                Years ended                                            Amount
                -----------                                            ------

                   2001                                              $ 300,435
                   2002                                                216,534
                   2003                                                 96,123
                   2004                                                 11,140
                   2005                                                  3,105
                                                                     ---------

                   Total                                             $ 627,337
                                                                     =========


METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------


7. Convertible Debentures

     On July 31, 1998, Metro Global entered into an 8% convertible debenture with an unrelated party in the amount of $1,000,000, which was used in the purchase of Fanzine. In connection with this transaction, Metro Global issued a warrant for 75,000 shares at a price of $4.11 and a warrant for 25,000 shares at a price of $3.29, both exercisable over two years. Metro Global recorded a discount on the debenture of $157,700 for the value of the warrants. Metro Global amortized $78,850 and $65,708 of the discount to interest expense during fiscal 2000 and 1999, respectively.

     The $1,000,000 debenture was to mature on July 31, 2000. Interest is payable on a quarterly basis. The holder of the debenture is entitled to convert the principal value into Metro Global's Common Stock at a discounted market price as is defined in the debenture agreement. During fiscal 2000, $105,000 of convertible debentures plus accrued interest and penalties were converted into 83,888 restricted shares of Metro Global's Common Stock. On February 25, 2000, Metro Global entered into a Forbearance and Modification Agreement with the lender. Under the terms of the agreement, Metro Global made a payment of $150,000 upon execution of the agreement. The remaining balance of $850,000 is due in two installments of $425,000 each, due on July 1, 2000 and October 1, 2000. The restructured note payable is secured by 200,000 restricted shares of New Frontier common stock owned by Metro Global. On June 30, 2000, Metro Global made the first $425,000 payment and 125,000 shares were returned by the lender.

     On March 23, 1998, Metro Global entered into two 12% convertible debentures totaling $500,000 with related parties. Both notes were due on March 23, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. Proceeds from the debentures were used for working capital. In March 1999, the debentures, including accrued interest of $60,000 (which was added to the note principal), were extended until March 23, 2000. On December 31, 1999, one of the debentures, including the accrued interest due under such debenture, was converted into 847,778 restricted shares of Metro Global's Common Stock. The second debenture and accrued interest was assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

     On July 1, 1998, Metro Global entered into a 12% convertible debenture totaling $200,000 with a related party. The note was due on July 1, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. Metro Global recorded $60,248 of interest expense relating to the embedded beneficial conversion feature in fiscal 1999. Proceeds from the debenture were used for working capital. On July 1, 1999, the debenture's due date was extended until July 1, 2001. In conjunction with the extension, warrants were granted to purchase 50,000 shares of Metro Global's Common Stock for $2.58 per share. Metro Global recorded interest expense of $52,000 in connection with the issuance of the warrants in fiscal 2000. On December 31, 1999, the debenture and accrued interest were assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

8. Short-Term Borrowings

     Pursuant to a line of credit agreement with Finova Capital, Metro Global's subsidiary, Metro, was able to borrow up to 75% of assigned accounts receivable less than 90 days old, up to a maximum of $1,000,000 at an interest rate of prime plus 5% per annum. The outstanding balance under the line was secured by the accounts receivable of Metro, and the guarantee of Metro Global. On November 11, 1999, the outstanding balance on the line of credit was repaid with proceeds from the line of credit with Reservoir Capital Corporation described below.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------


8. Short-Term Borrowings (continued)

     In September 1999, Metro Global signed a $4,000,000 Loan and Security Agreement with Reservoir Capital Corporation. Pursuant to the terms, Metro may borrow up to 70% of accounts receivable less than ninety days old, up to a maximum of $3,000,000. The accounts receivable borrowing base excludes foreign receivables and receivables where more than 50% of the balance is over ninety days old. The borrowings on accounts receivable from CVC, a related party, are limited to the lesser of 30% of total accounts receivable or $1,600,000. Additionally, Metro can borrow 40% of inventory, up to a maximum of $1,000,000. Borrowings under this loan bear interest at prime rate plus 3.5% per annum. Additionally, Metro must pay a service fee of .35% per month on the average daily loan balance. Metro must pay an unused fee of .25% on the amount of the borrowings under $2,000,000. The loan is secured by the assets of Metro. The CVC accounts receivable are guaranteed to the lender by the sole shareholder of CVC, who is a principal shareholder of Metro Global. Additionally, CVC has executed a put on the inventory of Metro in case of default. As of May 27, 2000, borrowings under the line of credit totaled $3,129,453.


9.  Income Taxes

    The provision (benefit) for income taxes consists of the following:

                                                      2000            1999
                                                      ----            ----
     Current provision (benefit)
         Federal                                  $  492,034      $  (140,622)
         State and local                              96,361          (26,228)
                                                  ----------      -----------
                                                     588,395         (166,850)
                                                  ----------      -----------
     Deferred (benefit)
         Federal                                    (679,000)           -0-
         State and local                            (221,000)           -0-
                                                  ----------      -----------
                                                    (900,000)           -0-
                                                  ----------      -----------

     Total                                        $ (311,605)     $  (166,850)
                                                  ==========      ===========

     The following table is a reconciliation of the income tax / provision (benefit)at the U.S. statutory rate to that in the financial statements:

                                                      2000            1999
                                                      ----            ----
     Taxes (benefit) computed at 34%              $ (600,898)     $(1,459,957)
     Valuation allowance                             118,636          582,485
     Permanent differences                           121,837          500,023
     Other                                            48,820          210,599
                                                  ----------      -----------

                                                  $ (311,605)     $  (166,850)
                                                  ==========      ===========


     Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The significant components of Metro Global's deferred income tax assets and liabilities as follow:

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------


9.  Income Taxes (continued)

                                                      2000            1999
                                                      Asset           Asset
                                                   (Liability)     (Liability)
                                                   -----------     -----------

     Excess depreciation                          $ (187,000)     $  (200,000)
     Unearned management compensation                122,000          122,000
     Allowance for doubtful accounts                  83,000           96,000
     Inventory capitalization                        156,000          175,000
     State net operating loss carry forward          132,000          200,000
     Other net deferred assets                     1,712,000          (21,000)
                                                   ---------      -----------
                                                   2,018,000          372,000
     Less valuation allowance                     (1,118,000)        (372,000)
                                                  ----------      -----------
     Net deferred tax asset                       $  900,000            -0-
                                                  ==========      ===========

     A valuation allowance has been established due to the uncertainty of taxable income in future years.

10.  Shareholders' Equity

Series A Convertible Preferred Stock

     During April 1998, Metro Global entered into an Offshore Securities Subscription Agreement for convertible preferred shares pursuant to Regulation S of the U.S. Securities Act of 1933. Under the terms of the agreement, Metro Global issued 2,175 shares of 1998 Series A Convertible preferred stock ('Series A Shares') at a price of $1,000 per share with a 5% cumulative dividend payable in Common Stock at conversion. At May 30, 1998, Metro Global received proceeds of $846,500, net of offering costs representing 855 shares. Substantially all of the proceeds for the remaining 1,320 shares were received in fiscal 1999.

     The Series A Shares were convertible at a rate of 100 shares plus accrued dividends per week at 80% of the 15 day average closing bid price. These Shares were subject to a twenty-four month mandatory conversion feature. Metro Global recognized dividends of $309,248 at May 29, 1999, for the embedded beneficial conversion feature. During 1999, all of the Series A shares and accrued dividends were converted into 982,120 shares of Metro Global's Common Stock.

     In addition to the Series A Shares, Metro Global issued 400,000 detachable warrants to purchase Metro Global's Common Stock at $1.50 per share commencing April 20, 1998, exercisable over 5 years. In October 1998, all 400,000 warrants were transferred to a related party of Metro Global and exercised (see note 12).

Consultant Stock Compensation Plan

     Metro Global's Consultant Stock Compensation Plan allows Metro Global to compensate consultants and certain other persons who have provided service to Metro Global through the award of 500,000 shares of Metro Global's Common Stock. In June 1998, Metro Global added 500,000 shares of Common Stock to the plan.

     During the year ended May 29, 1999, Metro Global issued 390,092 shares of Common Stock valued at $988,858. During the year ended May 27, 2000, Metro Global issued 135,504 shares of Common Stock valued at $98,378. As of May 27, 2000, 16,404 shares are available under this plan.

\
                                      F-19

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------


10. Shareholders' Equity (Continued)

Equity Incentive Plan

     During  the year  ended  May 31,  1997,  Metro  Global  adopted  an  Equity
Incentive Plan (the 'Plan') which allows Metro Global to compensate key employees and directors who have provided service to Metro Global through the award of 500,000 shares of Metro Global's Common Stock, including qualified and non-qualified stock options.

     During the year ended May 31, 1997, options to purchase 200,000 shares were awarded to Officers and key employees under the Plan. The grants under the Plan provide for the options to vest 1/5 annually, on the anniversary date of the grant. The vested options are exercisable through March 2007 at $2.00 per share. Due to the termination of employment 120,000 shares have been returned to the plan.

     During the year ended May 29, 1999, options to purchase 20,000 shares of Common Stock were exercised. During the year ended May 27, 2000, Metro Global awarded 100,000 shares of Common Stock to the President of Metro (see note 12). There are 310,800 shares available under this Plan as of May 27, 2000.

Employee Stock Purchase Plan

     During the year ended May 31, 1997, Metro Global adopted an Employee Stock Purchase Plan. This Plan allows employees of Metro Global to purchase up to 600,000 shares of Metro Global's Common Stock at a 15% discount to the market price of the stock on the commencement date or closing date of the plan year, whichever is lower.

     During the year ended May 29, 1999, 4,793 shares were awarded under this plan. Compensation cost of $8,721 was charged to compensation. As of May 27, 2000, the plan ended and 595,207 shares remain unawarded.

Stock Options

     Pursuant to an employment agreement, Kenneth Guarino, a significant shareholder and owner of CVC, was granted options to purchase 200,000 shares of Metro Global's Common Stock at $1.50 per share on January 1, 1993. Compensation of $300,000 was charged to operations from January 1, 1993 to January 1, 1997. As of January 1, 1997 the term to exercise the options was extended to December 31, 2006. Metro Global recognized $137,500 of additional expense in fiscal 1997 for the extension (see note 12).

     Effective April 1, 1999, Metro Global entered into a one year consulting agreement with Kenneth Guarino. Under the agreement, the former executive was given options to purchase up to 100,000 shares of Metro Global's Common Stock at a price of $2.00 per share, exercisable over five years. Metro Global recorded unearned compensation of $128,000 for the value of the option and amortized $21,333 to consulting expense for the year ended May 29, 1999 and $106,667 for the year ended May 27, 2000. The consulting agreement was terminated effective October 25, 1999.

     All options remain outstanding. The Black-Scholes Method was utilized to value the options.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------


11. Commitments and Contingencies

Operating Leases

     Metro Global is obligated under long-term operating leases, which require minimum annual rentals as follows:

                                    Office                        Machinery
                                   Warehouse                         And
    Year           Total           Premises        Vehicles       Equipment
    ------------------------------------------------------------------------

    2001       $  558,378        $  524,897         $ 7,615        $ 25,866
    2002          544,795           524,897           2,538          17,360
    2003          512,618           504,178           -0-             8,440
    2004          283,909           276,264           -0-             7,645
    2005            -0-               -0-             -0-             -0-
    ----       ----------        ----------         -------        --------

    Total      $1,899,700        $1,830,236         $10,153        $ 59,311
               ==========        ==========         =======        ========

     The lease on the Rhode Island warehouse and office facilities (see note 12) has a renewal option for two successive additional terms of five years (through April, 2008 and April, 2013, respectively), each based on the current annual rent plus an amount based on the consumer price index one month prior to the date of renewal. The lease requires monthly rentals of $20,719. On June 1, 1997, Metro Global was granted a rent reduction of $81,733, which is being amortized over the remaining term of the lease.

     Metro Global had three leases on California buildings which expired on July 1, 1999. On July 15, 1999, Metro Global signed a lease for new space in California. The lease has a term of four years and eleven and one half months expiring on June 30, 2004, with a renewable option for sixty months.

     The lease on the New York City space, which houses Fanzine and Maxstone, expires on May 30, 2003. The lease was assumed by Fanzine effective September 29, 1999 upon the sale of Fanzine.

     Rent expense under office and warehouse operating leases totaled $557,522 and $458,897 during the years 2000 and 1999, respectively

Uninsured Cash

     Metro Global maintains its cash in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.

Other Matters/Major Customer

     Metro Global is a defendant in suits relating to matters arising in the ordinary course of business. The amount of liability, if any, from the claims cannot be estimated, but management is of the opinion that the outcome of the claims will not have a material impact on Metro Global's financial position. On November 22, 1999, George Kinney, on behalf of himself and all other similarly situated, commenced a putative class action in the United States District Court for the District of Rhode Island against Metro Global and certain of its present or former Officers and Directors. Plaintiff seeks to represent a class of all person who acquired securities of Metro Global between September 13, 1996 and

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------


11. Commitments and Contingencies (continued)

     September 13, 1999. The Complaint alleges claim based on alleged violations of section 10(b) of the Securities Exchange Act of 1934. Plaintiff alleges that the defendants made a series of false and misleading statements concerning Metro Global's reported financial results during the class period that violated generally accepted accounting principles and ultimately caused Metro Global to restate certain financial statements. On March 15, 2000, Metro Global and certain defendants filed a motion to dismiss the complaint. The plaintiffs filed an amended complaint dated May 15, 2000 and Metro Global moved to dismiss the amended complaint on July 5, 2000. Plaintiffs filed an opposition to Metro Global's motion to dismiss on August 15, 2000. Metro Global's reply to the plaintiffs opposition is due September 1, 2000. Metro Global believes it has meritorious defenses and intends to vigorously defend this action.

     Metro Global used three vendor in 2000 to provide substantially all printing services (magazines, video boxes and promotional material). Management of Metro Global believes that other suppliers could provide similar services at comparable terms.

     CVC accounted for approximately 41% and 40% of Metro Global's sales (from continuing operations) during the years ended May 27, 2000 and May 29, 1999, respectively.

12. Related Party Transactions

     Metro Global has significant tenant, borrower and customer relationships with companies owned and managed by shareholders of Metro Global (see Notes 6 and 11). Significant related party transactions for the years 2000 and 1999 are summarized below:

     Capital Video Corporation ("CVC"), which is owned by Kenneth Guarino, a significant shareholder, operates approximately thirty video and magazine retail stores in the New England and New York areas and accounted for approximately 41% and 40% of Metro Global sales for the years May 27, 2000 and May 29, 1999, respectively. Metro Global accounts receivables include $2,440,548 due from CVC at May 27, 2000. No allowance for doubtful related party receivables and no related party bad debt expense has been recorded in the accompanying 2000 and 1999 consolidated financial statements. During fiscal 2000 and 1999, Metro Global recorded from CVC $105,777 and $90,569, respectively, in royalty income pursuant to a franchise agreement for the operation of the Airborne for Men stores owned by CVC. Effective January 1, 2000, Metro terminated the franchise agreement as CVC converted all of their existing Airborne for Men stores into Amazing SuperStores.

     Metro leases its Rhode Island warehouse and office facilities from Castle Properties, L.L.C. ("Castle"), an affiliate, for its Rhode Island operations. Castle Properties is principally owned by Mr. Guarino's wife. A portion of the facility rented from Castle is sublet to CVC on a month-to-month basis. Sublease income during the years 2000 and 1999 totaled $48,000 for each year. During the year ended May 30, 1998, Castle granted Metro Global a four-month moratorium amounting to $81,733 which is being amortized over the remaining lease term. The net rent expense to Castle for the years ended May 27, 2000 and 1999 was $200,633 and $200,061, respectively. The corporate offices of Metro Global are located with the corporate offices of CVC. Although Metro Global does not pay rent, Metro Global pays property taxes on certain assets. For the year ended May 27, 2000 and May 29, 1999, Metro Global incurred approximately $13,493 and $6,000 of expense, respectively.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------


12. Related Party Transactions (continued)

     On March 23, 1998, Metro Global entered into two 12% convertible debentures totaling $500,000 with related parties. Both notes were due on March 23, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. Proceeds from the debentures were used for working capital. In March 1999, the debentures' , including accrued interest of $60,000 (which was added to the note principal), were extended until March 23, 2000. On December 31, 1999, one of the debentures, including the accrued interest due under such debenture, was converted into 847,778 restricted shares of Metro Global's Common Stock. The second debenture and accrued interest was assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

     On July 1, 1998, Metro Global entered into a 12% convertible debenture totaling $200,000 with a related party. The note was due on July 1, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. Metro Global recorded $60,248 of interest expense relating to the embedded beneficial conversion feature. Proceeds from the debenture were used for working capital. On July 1, 1999, the debenture's due date was extended until July 1, 2001. In conjunction with the extension, warrants were granted to purchase 50,000 shares of Metro Global's Common Stock for $2.58 per share. Metro Global recorded interest expense of $52,000 in connection with the issuance of the warrants. On December 31, 1999, the debenture and accrued interest were assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

     On August 1, 1998, Metro Global entered into notes payable totaling $1,000,000 with related parties. The notes, which bear interest at 8%, were due August 1, 1999. Proceeds from the notes were used in the acquisition of Fanzine. In October 1998, the notes were reduced by $600,000 for the exercise of warrants. On August 1, 1999, the notes' due dates were extended for one year. In consideration of the extension, the interest rate increased from 8% to 10% and warrants were issued to purchase up to 115,000 shares of Common Stock at a price of $2.58, exercisable for a term of five years. Metro Global recognized interest expense of $100,050 in connection with the issuance of the warrants. On December 31, 1999, one of the notes and accrued interest of $281,250 was converted into 781,250 shares of Metro Global's Common Stock. On December 31, 1999, the other note and accrued interest totaling $183,250 was assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

     On March 19, 1999, Metro Global entered into a one year consulting agreement effective April 1, 1999 with Kenneth Guarino. In consideration of the services, Metro Global paid Mr. Guarino $10,000 per month. In addition, Metro Global granted Mr. Guarino options to purchase up to 100,000 shares of Metro Global's Common Stock at a price of $2.00 per share, exercisable for a period of 5 years. Metro Global recorded consulting expense of $106,667 and $21,333 in connection with the issuance of the warrants and reimbursed approximately $82,000 and $70,000 of expenses to Mr. Guarino during the years ended May 27, 2000 and May 29, 1999, respectively. In October 1999, the consulting agreement was terminated.

     In October 1998, Metro Global repurchased 198,242 shares of its outstanding Common Stock from Metro Plus, a company partially owned by Mr. Guarino. Metro Global paid $2.56 per share, which was the market price on the date of the transaction.

     A film production company owned by Mr. Alves, the President of Metro Global, was paid approximately $110,000 and $76,000 during fiscal 2000 and 1999, respectively.

     During the year ended May 27, 2000, Metro Global awarded Dennis Nichols, President of Metro, 100,000 shares of Metro Global's Common Stock valued at $43,000.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------


13. Accounting for Stock Based Compensation

     Metro Global applies APB Opinion 25 and related interpretations in accounting for its stock options issued to employees. Accordingly, under the intrinsic value method, no compensation cost for options issued to employees, has been recognized for the years May 27, 2000 and May 29, 1999 (see note 10).

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

     Metro Global has stock option plans which reserves shares of Common Stock for issuance to executives, employees, and directors. Metro Global has adopted the disclosure only provisions of Statement of Financial Accounting No. 123, "Accounting for Stock Based Compensation". Accordingly, compensation expense continues to be recognized under APB Opinion 25 for such plans. Had compensation cost for Metro Global's stock option plans been determined based on the fair value at the grant date for awards during the years ended May 27, 2000 and May 29, 1999 consistent with the provisions of SFAS No. 123, Metro Global's net
(loss) and (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                        2000            1999
                                                        ----            ----

 Net loss - as reported                              $(920,923)     $(3,976,940)
 Net loss - pro forma                                $(929,923)     $(4,003,940)
 Basic and diluted loss per share - as reported          (0.13)            (.77)
 Basic and diluted loss per share - pro forma            (0.13)            (.78)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended May 30, 1998: dividend yield 0.00%, expected volatility 58.08%, risk free interest rate of 7.50%, and expected lives of ten years. No options were granted during the years ended May 27, 2000 or May 29, 1999.

     The pro forma effect of applying SFAS 123 may not be representative of the effects on reported net income and earnings per share for future years since options vest over varying periods.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------


14. Fair Values of Financial Instruments

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

15. Earnings Per Share

    The computation of basic and diluted earnings per share from continuing operations is as follows:

                                               May 27, 2000        May 29, 1999
                                               ------------        ------------
   Loss from continuing operations             $(1,455,743)         $(4,127,141)
   Preferred Stock dividends                         -0-               (309,248)
                                               -----------          -----------
   Loss from continuing operations
     attributable to common shareholders       $(1,455,743)         $(4,436,389)
                                               ===========          ===========



   Basic and Diluted EPS:
     Basic and Diluted common shares             7,119,146            5,511,084
     Basic and Diluted EPS from continuing
       operations                              $     (0.21)         $     (0.80)


     The weighted average shares attributable to the dilutive instruments listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

                                               May 27, 2000        May 29, 1999
                                               ------------        ------------

   Stock Options                                      -0-               106,187
   12% convertible debentures                         -0-               338,736
   8% convertible debentures                          -0-               317,460


     At May 27, 2000 and May 29, 1999, warrants to purchase 1,200,000 and 550,000, respectively, shares of Common Stock are not listed in the above analysis since the exercise price is greater than the average market price of the common shares.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------


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

     Metro Global was comprised of two segments: the Adult Entertainment Segment and the Publishing Segment (Fanzine). However, on September 29, 1999, Metro Global sold the Publishing Segment and is accounting for the segment as discontinued operations.

     Foreign sales totaled $919,083 and $764,931 at May 27, 2000 and May 29, 1999, respectively. There was no concentration of sales to any one country. Foreign assets are immaterial at May 27, 2000.

17. Discontinued Operations

     In September 1999, Metro Global adopted a plan of disposition for Fanzine, which was sold on September 29, 1999 for approximately $4,500,000 in notes receivable and the return of 1,000,000 restricted shares of Metro Global's Common Stock. The following table is a summary of the results of discontinued operations for the year ended May 27, 2000 and May 29, 1999:

                                               May 27, 2000        May 29, 1999
                                               ------------        ------------

  Revenues                                     $ 5,354,250          $11,733,545
  Cost of revenues                               5,335,696           10,127,236
                                               -----------          -----------
                                                    18,554            1,606,309

  Other expenses                                   722,204            1,321,608
                                               -----------          -----------

  Income (Loss) before income taxes               (703,650)             284,701

  Income tax (expense) / Benefit                   285,682             (134,500)
                                               -----------          -----------

  Income (Loss) from discontinued operations   $  (417,968)         $   150,201
                                               ===========          ===========

     Income from discontinued operations before income taxes does not include an allocation of corporate interest expense or amortization of goodwill.

     Metro Global is currently winding down Maxstone and accordingly accounted for Maxstone's income, net of tax of $44,461 as discontinued operations in the accompanying financial statements.