Form 10QSB
period 2000-08-26
METRO GLOBAL MEDIA INC
filed 2000-10-10
CIK 838803

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended August 26, 2000
                                ---------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from            to
                                    ----------    ----------

                         Commission file number 0-21634

                            Metro Global Media, Inc.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                    65-0025871
     ------------------------------                   -------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,630,223 at October 6, 2000.

PART I - FINANCIAL INFORMATION
------------------------------


Item 1. Consolidated Financial Statements
-----------------------------------------

        Balance Sheet                                                   F-1
        Statements of Income                                            F-3
        Statements of Cash Flows                                        F-4
        Notes to Financial Statements                           F-7 to F-12


Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Results of Continuing Operations for the three months ended August 26, 2000 versus three months ended August 28, 1999.

     Metro Global Media, Inc.'s ("Metro Global") revenues from continuing operations decreased $759,201 to $6,053,472 for the three months ended August 26, 2000. This represents a 11% decrease from revenues of $6,812,673 for the three months ended August 28, 1999. Revenues consist principally of sales of prerecorded videocassettes, magazines, electronic software products and related items. The decrease in revenue is primarily attributable to the decreased sales of videos, DVDs, magazines, and cable and foreign film rights of approximately $733,000. The decrease in sales is attributable to a slower summer season. Metro Global intends on increasing production on all product lines during the remaining three-quarters, which is considered Metro Global's peak season.

     Costs of revenues (including amortization of film costs) related to continuing operations for the three month period ended August 26, 2000 decreased to $3,798,091 from $4,466,377 for the corresponding period in the prior year. Costs of revenues as a percentage of revenues in the first quarter of fiscal 2001 were 63% as compared to 66% in the first quarter of fiscal 2000. The improvement in the gross margin related to continuing operations is primarily due to the reduction of costs associated with producing and duplicating of videos and DVD's.

     Selling, general, and administrative expenses, as a percentage of revenue in the first quarter of 2001 were 41% as compared to 37% in the first quarter of fiscal 2000. The primary reasons for the increase in selling, general and administrative expenses as a percent of revenues is due to a decrease in revenues for the quarter with expenses remaining relatively constant.

     Loss from continuing operations for the three month period ended August 26, 2000 was $297,643 as compared to a loss from continuing operations of $800,666 for the corresponding period in the prior year. The primary reason for the decrease in the loss is due to the decrease in interest expense of approximately $466,039 due to decreased borrowings and a decrease in consulting expense. Net loss for the quarter ended August 26, 2000 was $297,643 as compared to a net loss of $716,965 for the quarter ended August 28, 1999, resulting in a loss per share of $0.03 for the quarter ended August 26, 2000, as compared to a loss per share of $0.11 for the quarter ended August 28, 1999.

Liquidity and Capital Resources at August 26, 2000

     Cash amounted to $103,393 at quarter-end. Net cash provided by operating activities amounted to $372,274 for the three months ended August 26, 2000, whereas net cash of $1,557,503 was provided by operations for the same period in the prior fiscal year. The primary uses of cash for the quarter ended August 26, 2000 consisted of: (1) net payments on line of credit of $375,576, (2) investments in motion pictures and other films of $641,327, (3) payment on a note payable of $425,000, and (4) purchases of property and equipment of $79,320. Inventory increased $588,646 due to the increase in DVD and magazine production.

     On July 31, 1998, Metro Global entered into an 8% convertible debenture with an unrelated party in the amount of $1,000,000, which was used in the purchase of Fanzine. In connection with this transaction, Metro Global issued a warrant for 75,000 shares at a price of $4.11 and a warrant for 25,000 shares at a price of $3.29, both exercisable over two years which expired on July 31, 2000. Metro Global recorded a discount on the debenture of $157,700 for the value of the warrants. Metro Global amortized $13,142 and $19,713 of the discount to interest expense for quarters ending August 26, 2000 and August 28, 1999, respectively.

     The $1,000,000 debenture was to mature on July 31, 2000. Interest was payable on a quarterly basis. The holder of the debenture was entitled to convert the principal value into Metro Global's Common Stock at a discounted market price as is defined in the debenture agreement. For fiscal 2000, $105,000 of convertible debentures plus accrued interest and penalties were converted into 83,888 restricted shares of Metro Global's Common Stock. On February 25, 2000, Metro Global entered into a Forbearance and Modification Agreement with the lender. Under the terms of the agreement, Metro Global made a payment of $150,000 upon execution of the agreement. The remaining balance of $850,000 is due in two installments of $425,000 each, due on July 1, 2000 and October 1, 2000. The restructured note payable is secured by 200,000 restricted shares of New Frontier common stock owned by Metro Global. On June 30, 2000, Metro Global made the first $425,000 payment and 125,000 shares of stock were returned by the lender. On October 2, 2000, Metro Global made the final payment of $425,000 and the remaining 75,000 shares were returned by the lender.

     On October 28, 1998, Metro Global entered into a note payable with a third party for $1,100,000. The note, which bears no interest, was due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant agreement, Metro Global issued the lender 150,000 restricted shares of Metro Global's Common Stock. Metro Global used $507,500 of the proceeds to repurchase 198,242 shares of its outstanding Common Stock from Metro Plus, a company owned by a principal stockholder. For fiscal 1999, Metro Global made one payment of $275,000. In September 1999, Metro Global and lender agreed to a preliminary extension of the note. In October 1999, Metro Global made a $275,000 payment. Effective August 8, 2000, Metro Global renegotiated the terms for the final $550,000 due on the note payable. Under the terms of the Forbearance and Modification agreement, Metro Global must make monthly payments of $50,000. As of September 30, 2000, the balance due on the note payable is $450,000.

     On December 9, 1998, Metro Global entered into a six-month term loan agreement with a third party. Under the terms of the agreement, Metro Global borrowed $3,000,000 at an interest rate of 10% per year. The proceeds were used toward the acquisition of Fanzine and to fund working capital. In connection with this transaction, Metro Global issued warrants to purchase up to 350,000 shares of Common Stock at a price of $3.00, expiring on December 31, 2001. Metro Global recorded interest expense of $577,000 for the valuation of the warrants. Additionally, Metro Global issued 100,000 shares of Common Stock and recorded $187,500 of interest expense. In September 1999, Metro Global and this lender agreed to an extension, under which Metro Global paid $1.3 million upon closing a financing with Reservoir Capital Corporation. In November 1999, Metro Global paid the lender an additional $600,000 from the proceeds of the sale of Fanzine. The final payment of $1.2 million (which includes $100,000 of interest) was paid directly from the proceeds of the final payment from the sale of Fanzine, which was received on September 13, 2000. In connection with the restructuring of the two notes payable, Metro Global recognized $337,475 of extraordinary income for the forgiveness of interest and penalties in fiscal 2000.

     In September 1999, Metro Global signed a $4,000,000 Loan and Security Agreement with Reservoir Capital Corporation. Pursuant to the terms, Metro may borrow up to 70% of accounts receivable less than ninety day old, up to a maximum of $3,000,000. The accounts receivable borrowing base excludes foreign receivables and receivables where more than 50% of the balance is over ninety days old. Also, the borrowings on accounts receivable owned be Capital Video Corporation ("CVC") are limited to the lesser of 30% of total accounts receivable or $1,600,000. Additionally, Metro can borrow 40% of inventory, up to a maximum of $1,000,000. Borrowings under this loan bear interest at prime rate plus 3.5% per annum. Additionally, Metro must pay a service fee of .35% per month on the average daily loan balance. Metro must pay an unused fee of .25% on the amount of the borrowings under $2,000,000. The loan is secured by the assets of Metro. The CVC accounts receivable are guaranteed a shareholder of CVC, who is a significant shareholder of Metro Global. Additionally, CVC has executed a put on the inventory of Metro in case of default. As of August 26, 2000, borrowings under the line of credit totaled $2,747,306.

     On September 30, 1999, Metro Global sold Fanzine for $4,500,000, payable in four installments. During the year ended May 27, 2000, Metro Global received payments of $2,000,000. The remaining balance was paid in two installments, one on July 31, 2000 in the amount of $1,000,000 and the second on September 13, 2000 of $1,500,000.

     Of Metro's total accounts receivable at August 26, 2000, $2,351,879 (47%), as compared to $2,723,875 (30%) at August 28, 1999, is owed by CVC, a chain of retail stores, which is partially-owned by a principal shareholder of Metro Global. This percentage has increased due to the exclusion of accounts receivable from Fanzine due to the disposition. Because of the amount of this receivable and the concentration of business with CVC, this receivable is monitored very closely. All amounts due from CVC are within terms given by Metro, and are maintained within 60 to 90 days. Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in Metro Global's financial statements.

     In fiscal 2001, Metro invested $641,327 in new feature films and videos. Financing for these activities has been and will continue to be generated through operating cash flows as well as funds received from its line of credit.

Capital Expenditures

     Capital expenditures in the first quarter ended August 26, 2000 amounted to $79,320 as compared to $96,532 for the quarter ended August 28, 1999.

     Management believes that funds provided by operations and existing line of credit are adequate to meet the anticipated short-term and long-term capital needs. Management believes that inflation has not had a material effect on its operations.

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

Investment in securities

     On July 21, 1999, Metro Global entered into a seven year Licensing Agreement with New Frontier Media, Inc. ("New Frontier"). Metro Global received 500,000 restricted shares of New Frontier common stock plus warrants to purchase an additional 100,000 shares of New Frontier common stock per year for five years. Metro Global valued the common stock and warrants at $4,787,474. The deferred revenue is being amortized over seven years. Metro accounts for the stock received as securities available for sale, in accordance with SFAS 115. At August 26, 2000, Metro Global recorded a comprehensive loss of $914,954 on the investment. Both the stock and the warrants are periodically reviewed for permanent impairment.

     As part of the Licensing Agreement, in consideration of certain services, Metro Global issued New Frontier 250,000 restricted shares of its Common Stock and warrants to purchase 50,000 shares of Common Stock per year for five years. Metro Global valued the Common Stock and warrants at $716,752. The deferred expense is being amortized over five years.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AUGUST 26, 2000 (UNAUDITED)
--------------------------------------------------------------------------------


                                     Assets
                                     ------


Current Assets
--------------

  Cash                                                             $    103,393
  Accounts receivable, less allowance for doubtful accounts
    of $182,991                                                       2,602,182
  Accounts receivable, related party                                  2,351,879
  Note Receivable                                                     1,500,000
  Inventory                                                           5,497,536
  Recoverable income tax                                                155,564
  Prepaid expenses and other current assets                             454,044
                                                                   ------------

Total Current Assets                                                 12,664,598
--------------------                                               ------------



  Motion pictures and other films at cost, less accumulated
    amortization of $11,603,255                                       5,519,154

  Property and equipment at cost, less accumulated
    depreciation of $3,023,850                                        2,031,105

  Investment in securities                                            3,577,474

  Deferred Taxes                                                        900,000

  Other assets                                                          176,624
                                                                   ------------

Total Assets                                                       $ 24,868,955
------------                                                       ============









                 See Notes to Consolidated Financial Statements
                                       F-1

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AUGUST 26, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                      Liabilities and Shareholders' Equity
                      ------------------------------------


Current liabilities
-------------------

  Current portion of capital lease obligations                     $    314,661
  Short-term borrowings                                               4,928,877
  Accounts payable and accrued expenses                               6,431,940
  Income taxes payable                                                  946,289
                                                                   ------------

Total current liabilities                                            12,621,767
-------------------------

  Deferred Revenue                                                    4,046,556
  Capital lease obligations, less current portion                       237,830
                                                                   ------------

Total liabilities                                                    16,906,153
-----------------                                                  ------------

  Minority interest                                                     (56,044)

Commitments and Contingencies


Shareholders' equity
--------------------


  Preferred Stock, no par value; authorized 2,000,000 shares;
    issued and outstanding, none
  Common stock, $.0001 par value; authorized 10,000,000
    shares; issued 8,828,465 shares and outstanding,
    8,630,223 shares                                                        883
  Additional paid in capital                                         16,701,540
  Accumulated deficit                                                (6,978,075)
  Accumulated other comprehensive loss                               (1,198,002)
                                                                   ------------
                                                                      8,526,346

  Less cost of Treasury Stock (198,242 common shares)                  (507,500)
                                                                   ------------

Total shareholders' equity                                            8,018,846
--------------------------                                         ------------

Total liabilities and shareholders' equity                         $ 24,868,955
------------------------------------------                         ============




                 See Notes to Consolidated Financial Statements
                                       F-2

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 26, 2000 AND AUGUST 28, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        1999
                                                      2000          as restated
                                                      ----          -----------

  Revenues                                        $ 6,053,472       $ 6,812,673
  Cost of revenues, including amortization of
    motion pictures and other films of
    $578,814 and $535,352, respectively             3,798,091         4,466,377
                                                  -----------       -----------
                                                    2,255,381         2,346,296

  Selling, general and administrative expenses      2,451,942         2,537,763
                                                  -----------       -----------

                                                     (196,561)         (191,467)
                                                  -----------       -----------
Other income and (expenses)

  Interest expense                                   (167,563)         (633,602)
  Interest income                                      57,904               -0-
  Other income                                          8,577            24,403
                                                  -----------       -----------

                                                     (101,082)         (609,199)
                                                  -----------       -----------

Loss from continuing operations                      (297,643)         (800,666)

Income from discontinued operations (net of taxes)      -0-              83,701
                                                  -----------       -----------

Net loss                                          $  (297,643)      $  (716,965)
                                                  ===========       ===========

Comprehensive Loss
------------------

Net loss                                          $  (297,643)      $  (716,965)

Other comprehensive loss                             (914,954)           (1,035)
                                                  -----------       -----------

Net other comprehensive loss                      $(1,212,597)      $  (718,000)
                                                  ============      ===========

Loss Per Share:

  Loss from continuing operations:
    Basic and Diluted                                 $ (0.03)          $ (0.12)
  Income from discontinued operations:
    Basic and Diluted                                 $  0.00           $  0.01
  Net loss:
    Basic and Diluted                                 $ (0.03)          $ (0.11)
  Weighted average number of shares:
    Basic and Diluted                               8,630,223         6,448,889





                 See Notes to Consolidated Financial Statements
                                       F-3

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 26, 2000 AND AUGUST 28, 1999 (UNAUDITED)
--------------------------------------------------------------------------------




                                                        2000            1999
                                                        ----            ----

Cash flows from operating activities:
   Net loss                                          $ (297,643)     $ (716,965)
                                                     ----------      ----------

Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation Expense                                  173,639         160,841
  Amortization of motion pictures and other films       578,814         535,352
  Amortization of deferred rent                          (3,503)         (3,503)
  Amortization of unearned compensation                     500          77,512
  Amortization of goodwill                                -0-           109,222
  Amortization of discount on debenture                  13,142          19,712
  Amortization of deferred revenue                     (170,981)        (56,944)
  Amortization of deferred expense                       54,356          11,946
  Accrued interest and penalties added to note
    payable principal                                     -0-            68,000
  Allowance for doubtful accounts                        45,000         113,426
  Common Stock issued for consulting services             -0-            12,815
  Issuance of warrants                                    -0-           175,844
  Minority interest                                       -0-             8,133
  Foreign exchange                                       31,296           1,035
(Increase) decrease in assets:
  Accounts receivable                                   432,544      (1,393,039)
  Inventory                                            (588,646)       (263,672)
  Prepaid expenses and other current assets             (89,019)         56,832
  Other assets                                          (27,568)        (66,639)
  Recoverable income tax                                183,436           -0-
 Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                  36,907       2,652,421
  Income taxes payable                                    -0-            55,174
                                                     ----------      ----------

Total adjustments                                       669,917       2,274,468
-----------------                                    ----------      ----------

Net cash provided by operating activities               372,274       1,557,503
-----------------------------------------            ----------      ----------






                 See Notes to Consolidated Financial Statements
                                       F-4

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED AUGUST 26, 2000 AND AUGUST 28, 1999 (UNAUDITED)
--------------------------------------------------------------------------------



                                                        2000            1999
                                                        ----            ----

Cash flows from investing activities:

  Notes Receivable                                      965,649           -0-
  Investments in motion pictures and other films       (641,327)       (643,364)
  Purchase of property and equipment                    (79,320)        (96,532)
                                                     ----------      ----------

Net cash provided by (used in) investing activities     245,002        (739,896)
---------------------------------------------------  ----------      ----------


Cash flows from financing activities:


  Payments on line of credit                           (375,576)       (142,254)
  Proceeds on notes payable                               -0-            30,000
  Principal payments on notes payable                  (425,000)          -0-
  Principal payments on capital lease obligations       (74,846)        (88,007)
                                                     ----------      ----------

Net cash used in financing activities                  (875,422)       (200,261)
-------------------------------------                ----------      ----------

Net increase (decrease) in cash                        (258,146)        617,346

Cash, beginning of period                               361,539         144,288
                                                     ----------      ----------

Cash, end of period                                  $  103,393      $  761,634
                                                     ==========      ==========


Supplemental disclosures of cash flow information:

    Cash paid during the year for:

        Interest                                     $  147,831      $   66,401
                                                     ==========      ==========

        Income taxes                                 $    -0-        $    -0-
                                                     ==========      ==========








                 See Notes to Consolidated Financial Statements
                                       F-5

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED AUGUST 26, 2000 AND AUGUST 28, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities:

     Capital lease obligations of $411,799 were incurred during the three months ended August 28, 1999, when Metro Global entered into capitalized leases for office equipment and machinery and equipment.

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








                 See notes to consolidated financial statements.
                                       F-6

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 26, 2000 AND AUGUST 28, 1999 (UNAUDITED)
--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies

Consolidation

     The consolidated financial statements include the accounts of Metro Global and its majority owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Financial Statements

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The interim financial information included herein is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and changes in financial position for the interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in Metro Global's latest annual report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending May 26, 2001.

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

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 26, 2000 AND AUGUST 28, 1999 (UNAUDITED)
--------------------------------------------------------------------------------


3.   Discontinued Operations

     In September 1999, Metro Global adopted a plan of disposition for Fanzine, which was sold on September 29, 1999 for approximately $4,500,000 in notes payable and the return of 1,000,000 shares of Metro Global's Common Stock. The following table is a summary of the results of discontinued operations of Fanzine and Maxstone Media Group, LLC for the period ended August 28, 1999:

                                                                        1999
                                                                        ----

        Revenues                                                     $4,873,001
        Cost of revenues                                              4,242,603
                                                                     ----------
                                                                        630,398

        Other expenses                                                  491,523
                                                                     ----------

        Income before income taxes                                      138,875

        Income taxes                                                    (55,174)
                                                                     ----------

        Income from discontinued operations                          $   83,701
                                                                     ==========

     Income from discontinued operations before income taxes does not include an allocation of corporate interest expense or amortization of goodwill.

4.   Debt

     On October 28, 1998, Metro Global entered into a note payable with an unrelated third party for $1,100,000. The note, which bears no interest, was due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant agreement, Metro Global issued the lender 150,000 restricted shares of Metro Global's Common Stock. Metro Global recorded interest expense of $243,412 in 1999 in connection with the issuance of the restricted stock. Metro Global used $507,500 of the proceeds to repurchase 198,242 shares of its outstanding Common Stock from Metro Plus, a company partially owned by a significant shareholder. For the year ended May 29, 1999, Metro Global made one payment of $275,000. As a result, default interest at 11% per annum has been accrued on this note. In September 1999, Metro Global and the lender agreed to a preliminary extension of the note. Metro Global made a payment of $275,000 in October 1999. Effective August 8, 2000, Metro Global, renegotiated the terms for the final $550,000 due on the note payable. Under the terms of the Forbearance and Modification agreement, Metro Global must make monthly payments of $50,000. As of September 30, 2000, the balance due on the note payable is $450,000.

     On December 9, 1998, Metro Global entered into a six-month term loan agreement with an unrelated third party. Under the terms of the agreement, Metro Global borrowed $3,000,000 at an interest rate of 10% per year. The proceeds were used toward the acquisition of Fanzine and to fund working capital. In connection with this transaction, Metro Global issued warrants to purchase up to 350,000 shares of Common Stock at a price of $3.00, expiring on December 31, 2001. Metro Global recorded interest expense of

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 26, 2000 AND AUGUST 28, 1999 (UNAUDITED)
--------------------------------------------------------------------------------


4.   Debt (continued)

$577,000 in connection with the issuance of the warrants during 1999. Additionally, Metro Global issued 100,000 shares of Common Stock and recorded $187,500 of interest expense relating to the issuance of these shares during 1999. In September 1999, Metro Global and the lender agreed to an extension. Under the terms of the extension, Metro Global paid $1.3 million upon the closing of the financing with Reservoir Capital Corporation, a new unrelated third party lender. In November 1999, Metro Global paid the lender an additional $600,000 from the proceeds of the sale of Fanzine. The final payment of $1.2 million (which includes $100,000 of interest) was paid directly from the proceeds of the final payment from the sale of Fanzine in September 2000. In connection with the restructuring of the two notes payable, Metro Global recognized $337,475 of extraordinary income on the forgiveness of interest and penalties in Fiscal 2000.

5.   Convertible Debentures

     On July 31, 1998, Metro Global entered into an 8% convertible debenture with an unrelated party in the amount of $1,000,000, which was used in the purchase of Fanzine. In connection with this transaction, Metro Global issued a warrant for 75,000 shares at a price of $4.11 and a warrant for 25,000 shares at a price of $3.29, both exercisable over two years. Both warrants expired on July 31, 2000. Metro Global recorded a discount on the debenture of $157,700 for the value of the warrants. Metro Global amortized $13,142 and $19,713 of the discount to interest expense for quarters ending August 26, 2000 and August 28, 1999, respectively.

     The $1,000,000 debenture was to mature on July 31, 2000. Interest is payable on a quarterly basis. The holder of the debenture is entitled to convert the principal value into Metro Global's Common Stock at a discounted market price as is defined in the debenture agreement. During fiscal 2000, $105,000 of convertible debentures plus accrued interest and penalties were converted into 83,888 restricted shares of Metro Global's Common Stock. On February 25, 2000, Metro Global entered into a Forbearance and Modification Agreement with the lender. Under the terms of the agreement, Metro Global made a payment of $150,000 upon execution of the agreement. The remaining balance of $850,000 is due in two installments of $425,000 each, due on July 1, 2000 and October 1, 2000. The restructured note payable is secured by 200,000 restricted shares of New Frontier common stock owned by Metro Global. On June 30, 2000, Metro Global made the first $425,000 payment and 125,000 shares were returned by the lender. On October 2, 2000, Metro Global made the final payment of $425,000 and the remaining 75,000 shares were returned by the lender.

6.   Short-Term Borrowings

     In September 1999, Metro Global signed a $4,000,000 Loan and Security Agreement with Reservoir Capital Corporation. Pursuant to the terms, Metro may borrow up to 70% of accounts receivable less than ninety days old, up to a maximum of $3,000,000. The accounts receivable borrowing base excludes foreign receivables and receivables where more than 50% of the balance is over ninety days old. The borrowings on accounts receivable from CVC, a related party, are limited to the lesser of 30% of total accounts receivable or $1,600,000. Additionally, Metro can borrow 40% of inventory, up to a maximum of $1,000,000. Borrowings under this loan bear interest at prime rate plus 3.5% per annum. Additionally, Metro must pay a service fee of .35% per month on the average daily loan

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 26, 2000 AND AUGUST 28, 1999 (UNAUDITED)
--------------------------------------------------------------------------------


6.   Short-Term Borrowings (continued)

balance. Metro must pay an unused fee of .25% on the amount of the borrowings under $2,000,000. The loan is secured by the assets of Metro. The CVC accounts receivable are guaranteed to the lender a shareholder of CVC, who is a significant shareholder of Metro Global. Additionally, CVC has executed a put on the inventory of Metro in case of default. As of August 26, 2000, borrowings under the line of credit totaled $2,747,306.

7.   Investment in securities

     On July 21, 1999, Metro Global entered into a seven year Licensing Agreement with New Frontier Media, Inc. ("New Frontier"). Metro Global received 500,000 restricted shares of New Frontier common stock plus warrants to purchase an additional 100,000 shares of New Frontier common stock per year for five years. Metro Global valued the common stock and warrants at $4,787,474. The deferred revenue is being amortized over seven years. Metro accounts for the stock received as securities available for sale, in accordance with SFAS 115. At August 26, 2000, Metro Global recorded a comprehensive loss of $914,954 on the investment. Both the stock and the warrants are periodically reviewed for permanent impairment.

     As part of the Licensing Agreement, in consideration of certain services, Metro Global issued New Frontier 250,000 restricted shares of its Common Stock and warrants to purchase 50,000 shares of Common Stock per year for five years. Metro Global valued the Common Stock and warrants at $716,752. The deferred expense is being amortized over five years.

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------

        George Kinney v. Metro Global Media, Inc., et al. C.A. No. 99-579 (U.S.D.C.,D.R.I.)

             On November 22, 1999, George Kinney, on behalf of himself and all other similarly situated, commenced a putative class action in the United States District Court for the District of Rhode Island against Metro Global and certain of its present or former officers and directors. Plaintiff seeks to represent a class of all person who acquired securities of Metro Global between September 13, 1996 and September 13, 1999. The Complaint alleges claim based on alleged violations of section 10(b) of the Securities Exchange Act of 1934. Plaintiff alleges that the defendants made a series of false and misleading statements concerning Metro Global's reported financial results during the class period that violated generally accepted accounting principles and ultimately caused Metro Global to restate certain financial statements. On March 15, 2000, Metro Global and certain defendants filed a motion to dismiss the complaint. The plaintiffs filed an amended complaint dated May 15, 2000 and Metro Global moved to dismiss the amended complaint on July 5, 2000. Plaintiffs filed an opposition to Metro Global's motion to dismiss on August 15, 2000. Metro Global replied to the plaintiffs' opposition on September 1, 2000. Metro Global believes it has meritorious defenses and intends to vigorously defend this action.


Item 2. Changes in Securities
-----------------------------

        None


Item 3. Defaults upon Senior Securities
---------------------------------------

        None


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

        None


Item 5. Other information
-------------------------

        None


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

        (a) Exhibits

            27.1 Financial Data Schedule filed herewith.

        (b) Reports on Form 8-K

            None

                                    SIGNATURE



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            METRO GLOBAL MEDIA, INC.



                            By: /s/ Gregory N. Alves
                            ------------------------
                                    Gregory N. Alves
                                    President


                            By: /s/ Janet M. Hoey
                            ---------------------
                                    Janet M. Hoey
                                    Treasurer (principal financial
                                    and accounting Officer), Secretary
                                    and Director