Form 10-Q
period 2000-11-25
METRO GLOBAL MEDIA INC
filed 2001-01-16
CIK 838803

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended November 25, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from            to
                                   ------------  --------------------

                         Commission file number 0-21634
                                               --------

                            METRO GLOBAL MEDIA, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                    65-0025871
    -------------------------------              ---------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,630,223 at January 2, 2001.

PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheet                                              F-1
         Statements of Operations                                   F-3
         Statements of Cash Flows                                   F-5
         Notes to Financial Statements                      F-8 to F-11


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
INTRODUCTION

     As described more fully below in Note 2 to the Financial Statements, in September 1999, Metro Global adopted a plan of disposition for its Fanzine International, Inc. and Maxstone Media Group, LLC subsidiaries. Fanzine was sold on September 29, 1999 for approximately $4,500,000. As a result of the plan of disposition, Metro Global has reported Fanzine (and its interest in Maxstone) as discontinued operations for the three-month and six-month periods ended November 27, 1999. Accordingly, unless specifically noted to the contrary, the following discussion under this Item 2 refers to only the results of Metro Global's continuing operations, to the exclusion of the discontinued operations of Fanzine.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 25, 2000 VERSUS THE THREE MONTHS ENDED NOVEMBER 27, 1999.

     Metro Global Media, Inc.'s ("Metro Global") revenues were $6,093,289 for the three months ended November 25, 2000, as compared to $5,997,803 for the three months ended November 27, 1999, an increase of 1.6%. Revenues consisted principally of sales of prerecorded videocassettes and DVD's, magazines, novelty items and related products. Revenues remained relatively consistent with the prior corresponding period with slight increases in sales of magazines and film rights.

     Costs of revenues (including amortization of film costs) for the three-month period ended November 25, 2000 decreased $334,060 to $3,839,672. This represents an 8% decrease from cost of revenues of $4,173,732 for the three months ended November 27, 1999. Cost of revenues as a percentage of revenues in the second quarter of fiscal 2001 were 63% as compared to 70% in the second quarter of fiscal 2000. The improvement in the gross margin is primarily due to the reduction of costs associated with the production and duplication of videos and DVD's.

     Selling, general, and administrative expenses for the three months ended November 25, 2000 decreased by 4% to $2,420,729 as compared to $2,509,324 for the three months ended November 27, 1999. Selling, general and administrative expenses decreased as a percentage of revenues to 40% for the second quarter of fiscal 2001, as compared to 42% for the corresponding period in the prior year. Expenses for the second quarter of fiscal 2001 decreased as a result of the relocation of Metro, Inc.'s west coast operation into new facilities in September, 1999.

     Loss from continuing operations for the three month period ended November 25, 2000 was $826,937, as compared to a loss from continuing operations of $778,929 for the corresponding period in the prior year. The primary reason for the increase of $48,008 was a loss of $532,189 resulting from the sale of 200,000 shares of New Frontier. This loss was partially offset by the reductions in costs of revenues and selling, general and administrative expenses, which totaled $422,655.

     Net loss for the three months ended November 25, 2000 was $826,937 as compared to a net loss of $377,324 for the three months ended November 27, 1999 resulting in a loss per share of $0.10 for the quarter ended November 25, 2000 as compared to a loss per share of $0.06 for the quarter ended November 27, 1999. The primary reason for the increase in loss per share for the second quarter of fiscal 2001 was the gain on sale of discontinued operations of $372,324 which was recognized during the second quarter of fiscal 2000.

RESULTS OF CONTINUING OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 25, 2000 VERSUS THE SIX MONTHS ENDED NOVEMBER 27, 1999


     Metro Global's revenues for the six months ended November 25, 2000 decreased by $915,212 to $12,146,761 as compared to $13,061,973 for the six months ended November 27, 1999. This represents a 7% decrease in revenues as compared to the corresponding period in the prior year. Revenues consisted principally of prerecorded videocassettes and DVD's, magazines, novelty items and related products. The decrease in revenues resulted primarily from decreased sales of videos, DVD's, magazines and foreign film rights of approximately $733,000. The decrease was attributable to an unusually slow summer season during the first quarter of fiscal 2001.

     Cost of revenues (including amortization of film costs) for the six months ended November 25, 2000 decreased to $7,637,763 from $8,852,278 for the corresponding period in the prior year. As a percentage of revenues, cost of revenues for the six months ended November 25, 2000 was 63% as compared to 68% for the six months ended November 27, 1999. The improvement in the gross margin is primarily due to the reduction of costs associated with the production and duplication of videos and DVD's.

     Selling, general and administrative expenses for the six months ended November 25, 2000 decreased $197,478, or 4%, to $4,872,671 as compared to $5,070,149 for the six months ended November 27, 1999. The primary reasons for the decrease were a reduction in Internet development costs and increased expenses during the second quarter of fiscal 2000 associated with the relocation of Metro, Inc.'s west coast operation into new facilities in September, 1999. As a result of decreased revenues for the six months ended November 25, 2000, expenses increased as a percentage of revenues to 40% from 39% for the six months ended November 27, 1999.

     Loss from continuing operations for the six months ended November 25, 2000 was $1,124,580 as compared to loss from continuing operations of $1,563,329 for the corresponding period in the prior year. The primary reasons for this decrease of 28% were an increase in gross margin of $299,303 and a decrease in selling, general and administrative expenses of $197,478.

     Net loss for the six months ended November 25, 2000 was $1,124,580, or $0.13 per share, as compared to net loss of $1,094,289, or $0.17 per share, for the six months ended November 27, 1999.

LIQUIDITY AND CAPITAL RESOURCES AT NOVEMBER 25, 2000

     Cash amounted to $148,591 at November 25, 2000. Net cash provided by operating activities amounted to $230,628 for the six months ended November 25, 2000, as compared to $2,134,884 for the same period in the prior fiscal year. The primary sources of cash were: (1) cash provided by operating activities of $230,628; (2) payments received on notes receivable of $2,465,649; (3) proceeds from the sale of New Frontier Media, Inc. ("New Frontier") securities of $805,811. The primary uses of cash for the six months ended November 25, 2000 consisted of: (1) net payments on line of credit of $195,529; (2) investments in motion pictures and other films of $1,166,425; (3) payments on notes payable of $2,150,000; and (4) purchases of property and equipment of $158,799. Inventory increased $304,129, or 6%, due to increases in DVD and magazine production.

     On July 31, 1998, Metro Global entered into an 8% convertible debenture with an unrelated party in the amount of $1,000,000, which was used in the purchase of Fanzine. In connection with this transaction, Metro Global issued a warrant for 75,000 shares at a price of $4.11 and a warrant for 25,000 shares at a price of $3.29, both exercisable over two years which expired on July 31, 2000. Metro Global recorded a discount on the debenture of $157,700 for the value of the warrants. Metro Global amortized $13,142 and $39,425 of the discount to interest expense during the six months ended November 25, 2000 and November 27, 1999, respectively.

     The $1,000,000 debenture was to mature on July 31, 2000. Interest was payable on a quarterly basis. The holder of the debenture was entitled to convert the principal value into Metro Global's Common Stock at a discounted market price as defined in the debenture agreement. For fiscal 2000, $105,000 of convertible debentures plus accrued interest and penalties were converted into 83,888 restricted shares of Metro Global's Common Stock. On February 25, 2000, Metro Global entered into a Forbearance and Modification Agreement with the lender. Under the terms of the agreement, Metro Global made a payment of $150,000 upon execution of the agreement. The remaining balance of $850,000 was secured by the pledge of 200,000 shares of New Frontier's Common Stock owned by Metro Global. This balance was paid in two equal installments in July and October 2000, and the 200,000 shares of New Frontier's Common Stock were returned to Metro Global.

     On October 28, 1998, Metro Global entered into a note payable with a third party for $1,100,000. The note, which bears no interest, was due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant agreement, Metro Global issued the lender 150,000 restricted shares of Metro Global's Common Stock. Metro Global used $507,500 of the proceeds to repurchase 198,242 shares of its outstanding Common Stock from Metro Plus, a company owned by a principal stockholder. For fiscal 1999, Metro Global made one payment of $275,000. In September 1999, Metro Global and lender agreed to a preliminary extension of the note. In October 1999, Metro Global made a $275,000 payment. Effective August 8, 2000, Metro Global renegotiated the terms for the final $550,000 due on the note payable. Under the terms of the Forbearance and Modification Agreement, the note is payable in equal monthly installments of $50,000 each. At January 8, 2001, the monthly payments for October through December 2000 were in default. As of November 25, 2000, the balance due on the note payable was $450,000.

     On December 9, 1998, Metro Global entered into a six-month term loan agreement with a third party. Under the terms of the agreement, Metro Global borrowed $3,000,000 at an interest rate of 10% per year. The proceeds were used toward the acquisition of Fanzine and to fund working capital. In connection with this transaction, Metro Global issued warrants to purchase up to 350,000 shares of Common Stock at a price of $3.00, expiring on December 31, 2001. Metro Global recorded interest expense of $577,000 for the valuation of the warrants. Additionally, Metro Global issued 100,000 shares of Common Stock and recorded $187,500 of interest expense. In September 1999, Metro Global and this lender agreed to an extension, under which Metro Global paid $1.3 million upon closing a financing agreement with Reservoir Capital Corporation. In November 1999, Metro Global paid the lender an additional $600,000 from the proceeds of the sale of Fanzine. The final payment of $1.2 million (which includes $100,000 of interest) was paid directly from the proceeds of the final payment from the sale of Fanzine, which was received on September 13, 2000. In connection with the restructuring of the two notes payable, Metro Global recognized $337,475 of extraordinary income for the forgiveness of interest and penalties in fiscal 2000.

     In September 1999, Metro Global signed a $4,000,000 Loan and Security Agreement with Reservoir Capital Corporation. Pursuant to the terms, Metro may borrow up to 70% of accounts receivable less than ninety days old, up to a maximum of $3,000,000. The accounts receivable borrowing base excludes foreign receivables and receivables where more than 50% of the balance is over ninety days old. Also, the borrowing base on accounts receivable owed by Capital Video Corporation ("CVC") is limited to the lesser of 30% of total accounts receivable or $1,600,000. Additionally, Metro can borrow 40% of inventory, up to a maximum of $1,000,000. Borrowings under this loan bear interest at prime rate plus 3.5% per annum. Additionally, Metro must pay a service fee of .35% per month on the average daily loan balance. Metro must pay an unused fee of .25% on the amount of the borrowings under $2,000,000. The loan is secured by substantially all assets of Metro. The CVC accounts receivable are guaranteed by the sole shareholder of CVC, who is a significant shareholder of Metro Global. Additionally, CVC has executed a put on the inventory of Metro in case of default. The loan was renewed in November 2000. The terms of the loan agreement are currently being negotiated with the lender at the lender's request. As of November 25, 2000, borrowings under the line of credit totaled $2,933,924.

      During the second quarter of fiscal 2001, Metro Global received advances from a related party totaling $120,000. On November 22, 2000, Metro Global converted the advances into a one-year note payable with interest at 12% per annum. Proceeds from the note were used for working capital.

     On September 29, 1999, Metro Global sold Fanzine for $4,500,000, payable in four installments. During the year ended May 27, 2000, Metro Global received payments of $2,000,000. The remaining balance was paid in two installments, one on July 31, 2000 in the amount of $1,000,000 and the second on September 13, 2000 in the amount of $1,500,000.

     Of Metro's total accounts receivable at November 25, 2000, $2,712,434 (46%), as compared to $2,351,916 (39%) at November 27, 1999, is owed by CVC, a chain of retail stores, which is wholly owned by a principal shareholder of Metro Global. Because of the amount of this receivable and the concentration of business with CVC, this receivable is monitored very closely. All amounts due from CVC are deemed collectible by Metro, and are predominantly maintained within 60 to 90 days. Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in Metro Global's financial statements.

     In fiscal 2001, Metro invested $1,166,425 in new feature films and videos. Financing for these activities has been, and will continue to be, generated through operating cash flows as well as funds received from its line of credit.

     During the second quarter of fiscal 2001, Metro sold 200,000 shares of New Frontier Common Stock for a total of $805,811 and recognized a loss of $532,189. Metro intends to sell portions of its New Frontier shares from time to time, pursuant to Rule 144. As of the close of trading on January 9, 2001, New Frontier's Common Stock was trading on the NASDAQ's Small Cap Market at a price of $1.81 per share.

     Capital expenditures during the six months ended November 25, 2000 amounted to $158,799 as compared to $207,418 for the six months ended November 27, 1999.

     Management believes that funds provided by operations and the existing line of credit are adequate to meet the anticipated short-term and long-term capital needs and cure the default. Metro Global's credit facility under the above-described Loan and Security Agreement with Reservoir Capital Corporation is renewable on an annual basis. Metro Global is also exploring possible additional sources of short-term borrowing, but has no commitments, understandings or agreements to such effect and there can be no assurance that such additional financing will be available. If Metro Global lost its existing credit facility financing and was unable to replace it with suitable alternative capital sources, there would be a materially adverse effect on its contemplated production of new feature films and video and, potentially, its financial condition. Metro Global's Common Stock was delisted from the NASDAQ Small Cap Market on December 7, 1999. The light and sporadic trading volume of Metro Global's Common Stock on the "pink sheets" materially and adversely affects Metro Global's ability to raise capital through new issuances of equity or convertible securities.

Forward Looking Statements

     This Form 10-QSB Report contains "forward-looking statements," including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. Such forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Among the factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements would be government actions or initiatives, such as attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials; nonpayment or materially late payment by Metro Global's largest customer, CVC, or a material decline or interruption in sales to CVC; possible legal action on present or future overdue obligations, such as the above-described default on $150,000 in aggregate payments due in October through December, 2000.


Investment in securities

     On July 21, 1999, Metro Global entered into a seven year Licensing Agreement with New Frontier. Metro Global received 500,000 restricted shares of New Frontier Common Stock plus warrants to purchase an additional 500,000 shares of New Frontier Common Stock (100,000 shares per year for five years). Metro Global valued the Common Stock and warrants at $4,787,474. The deferred revenue is being amortized over seven years. Metro accounts for the stock received as securities available for sale, in accordance with SFAS 115. At November 25, 2000, Metro Global recorded a comprehensive loss of $1,005,250 on the investment. Both the stock and the warrants are periodically reviewed for permanent impairment.

     As part of the Licensing Agreement, in consideration of certain services, Metro Global issued New Frontier 250,000 restricted shares of its Common Stock and warrants to purchase 250,000 shares of Common Stock (50,000 shares per year for five years). Metro Global valued the Common Stock and warrants at $716,752. The deferred expense is being amortized over five years.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 25, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                     Assets
                                     ------

Current Assets
--------------

  Cash                                                            $   148,591
  Accounts receivable, less allowance for doubtful accounts
    of $221,174                                                     3,142,447
  Accounts receivable, related party                                2,712,434
  Inventory                                                         5,213,019
  Prepaid expenses and other current assets                           373,668
                                                                  -----------
Total Current Assets                                               11,590,159
--------------------

  Motion pictures and other films at cost, less accumulated
    amortization of $12,201,513                                     5,445,964

  Property and equipment at cost, less accumulated
    depreciation of $3,196,330                                      1,938,104


  Investment in securities                                          2,180,474

  Deferred income taxes                                               900,000

  Other assets                                                        128,190
                                                                  -----------
Total Assets                                                      $22,182,891
------------                                                      ===========



                 See Notes to Consolidated Financial Statements
                                      F-1

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 25, 2000 (UNAUDITED)
-------------------------------------------------------------------------------

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities
-------------------

  Current portion of capital lease obligations                  $    299,661
  Short-term borrowings                                            3,503,924
  Accounts payable                                                 4,995,452
  Accrued expenses                                                 1,248,525
  Income taxes payable                                               985,883
                                                                ------------

Total current liabilities                                         11,033,445
-------------------------
  Deferred Revenue                                                 3,875,574
  Capital lease obligations, less current portion                    163,393
                                                                ------------

Total liabilities                                                 15,072,412
-----------------

  Minority interest                                                  (56,044)
  Commitments and Contingencies


Shareholders' equity
--------------------

  Preferred Stock, no par value; authorized 2,000,000 shares;
    issued and outstanding, none
  Common stock, $.0001 par value; authorized 10,000,000
    shares; issued 8,828,465 shares and outstanding,
    8,630,223 shares                                                     883
  Additional paid in capital                                      16,737,379
  Accumulated deficit                                             (7,805,012)
  Accumulated other comprehensive loss                            (1,259,227)
                                                                ------------
                                                                   7,674,023

   Less cost of Treasury Stock (198,242 common shares)              (507,500)
                                                                ------------

Total shareholders' equity                                         7,166,523
--------------------------                                      ------------


Total liabilities and shareholders' equity                      $ 22,182,891
------------------------------------------                      ============



                 See Notes to Consolidated Financial Statements
                                       F-2

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 25, 2000 AND NOVEMBER 27, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                        Three Months        Six Months          Three Months       Six Months
                                                        Nov 25, 2000       Nov 25, 2000         Nov 27, 1999      Nov 27, 1999
                                                         (Unaudited)        (Unaudited)          (Unaudited)       (Unaudited)
                                                         -----------        -----------          -----------       -----------
Revenues                                                  $6,093,289        $12,146,761            $5,997,803     $13,061,973
Cost of revenues, including amortization of
  motion pictures and other films of
  $1,177,102 and $1,032,565 respectively                   3,839,672          7,637,763             4,173,732       8,852,278

Selling, general and administrative
  expenses                                                 2,420,729          4,872,671             2,509,324       5,070,149
                                                          ----------        -----------            ----------     -----------
                                                            (167,112)          (363,673)             (685,253)       (860,454)

Other income and (expenses)
---------------------------
  Interest expense                                          (153,861)          (298,209)             (227,675)       (861,277)
  Interest income                                             16,886             51,575                65,984          65,984
  Other income                                                 9,339             17,916                68,015          92,418
  Loss on sale of securities                                (532,189)          (532,189)                  0               0
                                                          ----------        -----------            ----------     -----------

Loss from continuing operations                             (826,937)        (1,124,580)             (778,929)     (1,563,329)

Gain on sale of discontinued
  operations (net of tax)                                        0                  0                 372,324         372,324

Income (Loss) from discontinued operations (net
  of tax)                                                        0                  0                  29,281          96,716
                                                          ----------        -----------            ----------     -----------

Net Loss                                                  $ (826,937)       $(1,124,580)           $ (377,324)    $(1,094,289)
                                                          ==========        ===========            ==========     ===========

Comprehensive Loss
------------------

Net loss                                                  $ (826,937)       $(1,124,580)           $ (377,324)    $(1,094,289)

Other comprehensive loss                                     (61,225)          (976,179)               (4,105)         (3,070)
                                                          ----------        -----------            ----------     -----------

Net other comprehensive loss                              $ (888,162)       $(2,100,759)           $ (381,429)    $(1,097,359)
                                                          ==========        ===========            ==========     ===========



                 See Notes to Consolidated Financial Statements
                                       F-3

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 25, 2000 AND NOVEMBER 27, 1999 (UNAUDITED)
--------------------------------------------------------------------------------


                                         Three Months         Six Months         Three Months          Six Months
                                         Nov 25, 2000        Nov 25, 2000        Nov 27, 1999         Nov 27, 1999
                                          (Unaudited)         (Unaudited)         (Unaudited)          (Unaudited)
                                          -----------         -----------         -----------          -----------
Loss Per Share:

Loss from continuing
  operations:
    Basic and Diluted                        $ (0.10)            $ (0.13)           $ (0.12)             $ (0.24)
Gain on sale of discontinued
  operations:
    Basic and Diluted                          $0.00               $0.00              $0.06                $0.06
Income (loss) from discontinued
  operations:
    Basic and Diluted                          $0.00               $0.00              $0.00                $0.01
Net loss:
    Basic and Diluted                        $ (0.10)            $ (0.13)           $ (0.06)             $ (0.17)
Weighted average number of shares:
    Basic and Diluted                      8,630,223            8,630,223         6,570,479            6,570,479



                 See Notes to Consolidated Financial Statements
                                       F-4

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 25, 2000 AND NOVEMBER 27, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                            2000                  1999
                                                                                            ----                  ----
Cash flows from operating activities:
  Net loss                                                                               $(1,124,580)           $(1,094,289)
                                                                                        -------------          -------------

Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation expense                                                                       346,119                287,646
  Amortization of motion pictures and other films                                          1,177,102              1,032,565
  Amortization of deferred rent                                                               (7,005)                (7,005)
  Amortization of unearned compensation                                                          500                275,413
  Amortization of goodwill                                                                     -0-                  200,000
  Amortization of deferred revenue                                                          (341,963)              (227,975)
  Amortization of deferred expense                                                            90,195                 47,784
  Amortization of discount on debenture                                                       13,142                 39,425
  Accrued interest added to note payable principal                                             -0-                   68,000
  Loss on sale of securities                                                                 532,189                  -0-
  Allowance for doubtful accounts                                                             15,419                161,498
  Common Stock issued for consulting services                                                  -0-                   12,815
  Issuance of warrants                                                                         -0-                  175,844
  Minority interest                                                                            -0-                  (27,346)
  Foreign exchange                                                                            29,071                 (3,070)
(Increase) decrease in assets:
  Accounts receivable                                                                       (438,695)              (168,240)
  Inventory                                                                                 (304,129)              (104,388)
  Recoverable income tax                                                                     339,000                  -0-
  Prepaid expenses and other current assets                                                   (8,643)               122,317
  Other assets                                                                                20,866                (30,635)
  Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                                                     (147,554)             1,544,351

  Income taxes payable                                                                        39,594               (169,826)
                                                                                        -------------          -------------

Total adjustments                                                                          1,355,208              3,229,173
                                                                                        -------------          -------------

Net cash provided by operating activities                                                  $ 230,628             $2,134,884
-----------------------------------------                                               -------------          -------------







                 See Notes to Consolidated Financial Statements
                                       F-5

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED NOVEMBER 25, 2000 AND NOVEMBER 27, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                              2000           1999
                                                              ----           ----
CASH FLOWS FROM INVESTING ACTIVITIES:


  Gain on sale of Fanzine                                 $    -0-        $ 372,324
  Payments from notes receivable                            2,465,649         -0-
  Investments in motion pictures and other films           (1,166,425)   (1,059,370)
  Purchase of property and equipment                         (158,799)     (207,418)
  Proceeds from sale of securities                            805,811         -0-
                                                           -----------   ------------
Net cash provided by (used in) investing activities         1,946,236      (894,464)
---------------------------------------------------        -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from (payments on) line of credit             (195,529)    1,957,614
  Proceeds on notes payable                                   120,000        30,000
  Payments on notes payable                                (2,150,000)   (2,175,000)
  Principal payments on capital lease obligations            (164,283)     (259,531)
                                                           -----------   ------------
Net cash used in financing activities                      (2,389,812)     (446,917)
-------------------------------------                      -----------   ------------


Net increase (decrease) in cash                              (212,948)      793,503

Cash, beginning of period                                     361,539        10,216
                                                           -----------   ------------
CASH, END OF PERIOD                                        $  148,591     $ 803,719
                                                           ===========   ============

Supplemental disclosures of cash flow information:

    Cash paid during the period for:

        Interest                                           $  283,341     $ 152,670
                                                           ===========    ==========
        Income taxes                                       $    -0-       $ 120,000
                                                           ===========    ==========



                 See Notes to Consolidated Financial Statements
                                       F-6

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED NOVEMBER 25, 2000 AND NOVEMBER 27, 1999 (UNAUDITED)
-------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities:


     Capital lease obligations of $411,799 were incurred during the six months ended November 27, 1999 when Metro Global entered into capitalized leases for office equipment and machinery and equipment.

     On July 21, 1999, Metro Global entered into a seven year Licensing Agreement with New Frontier Media, Inc. ("New Frontier"). Metro Global received 500,000 restricted shares of New Frontier Common Stock plus warrants to purchase 500,000 shares of New Frontier Common Stock. Metro Global valued the Common Stock and warrants at $4,787,474. The deferred revenue is being amortized over seven years.

     As part of the Licensing Agreement, in consideration of certain services, Metro Global issued New Frontier 250,000 restricted shares of its Common Stock and warrants to purchase 250,000 shares of Common Stock. Metro Global valued the Common Stock and warrants at $716,752. The deferred expense is being amortized over five years.

     During the six months ended November 27, 1999, $105,000 of convertible debentures and accrued interest and penalties of $31,045 were converted into 83,888 restricted shares of Common Stock.











                 See notes to consolidated financial statements.
                                       F-7

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 25, 2000 AND NOVEMBER 27, 1999 (UNAUDITED)
--------------------------------------------------------------------------------


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

2.  Dispositions

Fanzine International, Inc.

     On August 3, 1998, Metro Global acquired 100% of the stock of Fanzine for a cash purchase price of $4,000,000, plus contingent consideration. Fanzine, which began operations on August 1, 1997, published event driven, mainstream magazines translated into seven languages and distributed worldwide. The contingent consideration consisted of 1,000,000 restricted shares of Metro Global's Common Stock with put option rights at $8.00 per share to be exercised by the selling shareholder's during the second year on a quarterly basis, if certain minimum earnings, as defined, were met. During Fanzine's first year of operations, Metro Global had the right to call the shares at the greater of $6.00 per share or 75% of the market price. Metro Global did not call the shares. The acquisition agreement also provided for a reduction in purchase price if Fanzine's results of operations did not meet certain minimum earnings.

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

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED NOVEMBER 25, 2000 AND NOVEMBER 27, 1999 (UNAUDITED)
-------------------------------------------------------------------------------

3.  Discontinued Operations

     In September 1999, Metro Global adopted a plan of disposition for Fanzine, which was sold on September 29, 1999 for approximately $4,500,000 in notes payable. The following table is a summary of the results of discontinued operations of Fanzine and Maxstone Media Group, LLC for the six months ended November 27, 1999:

                                                       1999
                                                       ----
     Revenues                                       $ 6,111,545
     Cost of revenues                                 5,400,953
                                                    -----------
                                                        710,592
     Other expenses                                     535,524
                                                    -----------
     Income before income taxes                         175,068
     Income taxes                                        78,352
                                                    -----------
     Income from discontinued operations            $    96,716
                                                    ===========

     Income from discontinued operations before income taxes does not include an allocation of corporate interest expense or amortization of goodwill. The write-off of goodwill was taken into account in determining the gain on sale of Fanzine.

4.  DEBT

     On October 28, 1998, Metro Global entered into a note payable with an unrelated third party for $1,100,000. The note, which bears no interest, was due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant agreement, Metro Global issued the lender 150,000 restricted shares of Metro Global's Common Stock. Metro Global recorded interest expense of $243,412 in 1999 in connection with the issuance of the restricted stock. Metro Global used $507,500 of the proceeds to repurchase 198,242 shares of its outstanding Common Stock from Metro Plus, a company partially owned by a significant shareholder. For the year ended May 29, 1999, Metro Global made one payment of $275,000. As a result, default interest at 11% per annum accrued on the note. In September 1999, Metro Global and the lender agreed to a preliminary extension of the note. Metro Global made a payment of $275,000 in October 1999. Effective August 8, 2000, Metro Global renegotiated the terms for the final $550,000 due on the note payable. Under the terms of the Forbearance and Modification Agreement, the note is payable in equal monthly installments of $50,000 each. At January 8, 2001, the monthly payments for October through December 2000 were in default. As of November 25, 2000 the balance due on the note payable was $450,000.

     On December 9, 1998, Metro Global entered into a six-month term loan agreement with an unrelated third party. Under the terms of the agreement, Metro Global borrowed $3,000,000 at an interest rate of 10% per year. The proceeds were used toward the acquisition of Fanzine

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED NOVEMBER 25, 2000 AND NOVEMBER 27, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

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

5.  CONVERTIBLE DEBENTURES

     On July 31, 1998, Metro Global entered into an 8% convertible debenture with an unrelated party in the amount of $1,000,000, which was used in the purchase of Fanzine. In connection with this transaction, Metro Global issued a warrant for 75,000 shares at a price of $4.11 and a warrant for 25,000 shares at a price of $3.29, both exercisable over two years. Both warrants expired on July 31, 2000. Metro Global recorded a discount on the debenture of $157,700 for the value of the warrants. Metro Global amortized $13,142 and $39,424 of the discount to interest expense for the six months ended November 25, 2000 and November 27, 1999 respectively.

     The $1,000,000 debenture was to mature on July 31, 2000. Interest was payable on a quarterly basis. The holder of the debenture was entitled to convert the principal value into Metro Global's Common Stock at a discounted market price as defined in the debenture agreement. During fiscal 2000, $105,000 of convertible debentures plus accrued interest and penalties were converted into 83,888 restricted shares of Metro Global's Common Stock. On February 25, 2000, Metro Global entered into a Forbearance and Modification Agreement with the lender. Under the terms of the agreement, Metro Global made a payment of $150,000 upon execution of the agreement. The remaining balance of $850,000 was secured by 200,000 shares of New Frontier's Common Stock owned by Metro Global. This balance was paid in two equal installments in July and October 2000, and the 200,000 shares of New Frontier's Common Stock were returned to Metro Global.

6.  SHORT-TERM BORROWINGS

     In September 1999, Metro Global signed a $4,000,000 Loan and Security Agreement with Reservoir Capital Corporation. Pursuant to the terms, Metro may borrow up to 70% of accounts receivable less than ninety days old, up to a maximum of $3,000,000. The accounts receivable borrowing base excludes foreign receivables and receivables where more than 50% of the balance is over ninety days old. The borrowing base on accounts receivable from CVC, a related party, is limited to the lesser of 30% of total accounts receivable or $1,600,000. Additionally, Metro can borrow 40% of inventory, up to a maximum of $1,000,000. Borrowings under this loan bear interest at prime rate plus 3.5% per annum. Additionally, Metro must pay a service fee of .35% per month on the average daily loan balance. Metro must pay an unused fee of .25% on the amount of the borrowings under $2,000,000. The loan is secured by substantially all assets of Metro. The CVC accounts receivable are guaranteed to the lender by the sole shareholder of CVC, who is a principal shareholder of Metro Global. Additionally, CVC has executed a put on the inventory of Metro in case of default. The loan was renewed in November 2000. The terms of the loan agreement are currently being negotiated with the lender at the lender's request. As of November 25, 2000, borrowings under the line of credit totaled $2,933,924.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED NOVEMBER 25, 2000 AND NOVEMBER 27, 1999 (UNAUDITED)
-------------------------------------------------------------------------------


     During the second quarter of fiscal 2001, Metro Global received advances from a related party totaling $120,000. On November 22, 2000, Metro Global converted the advances into a one-year note payable with interest at 12% per annum. Proceeds from the note were used for working capital.

     The following schedule summarizes short-term borrowings as of November 25, 2000:

                    Note Payable                     $   450,000
                    Term Loan                            120,000
                    Line of Credit                     2,933,924
                                                     -----------
                                                     $ 3,503,924
                                                     ===========

7.   INVESTMENT IN SECURITIES

     On July 21, 1999, Metro Global entered into a seven year Licensing Agreement with New Frontier. Metro Global received 500,000 restricted shares of New Frontier Common Stock plus warrants to purchase an additional 500,000 shares of New Frontier Common Stock (100,000 shares per year for five years). Metro Global valued the Common Stock and warrants at $4,787,474. The deferred revenue is being amortized over seven years. Metro accounts for the stock received as securities available for sale in accordance with SFAS 115. At November 25, 2000, Metro Global recorded a comprehensive loss of $1,005,250 on the investment. Both the stock and the warrants are periodically reviewed for permanent impairment.

     As part of the Licensing Agreement, in consideration of certain services, Metro Global issued New Frontier 250,000 restricted shares of its Common Stock and warrants to purchase 250,000 shares of Common Stock (50,000 shares per year for five years). Metro Global valued the Common Stock and warrants at $716,752. The deferred expense is being amortized over five years.

     During the second quarter of fiscal 2001, Metro sold 200,000 shares of New Frontier Common Stock for a total of $805,811 and recognized a loss of $532,189.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

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

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  None

             (b)  Reports on Form 8-K

                  Metro Global filed a Current Report on Form 8-K, dated December 21, 2000, disclosing the appointment of Louis T. Turcotte as its new Chief Financial Officer, and Mr. Turcotte's appointment to the Board of Directors.

                                    SIGNATURE



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  METRO GLOBAL MEDIA, INC.

                                  January 16, 2001


                                  By: /s/ Gregory N. Alves
                                      ----------------------------------
                                          Gregory N. Alves
                                          President and Director



                                  By: /s/ Louis T. Turcotte
                                      ----------------------------------
                                          Louis T. Turcotte,
                                          Treasurer (principal financial
                                          and accounting officer), Secretary
                                          and Director