Form 10KSB/A
period 2000-05-27
METRO GLOBAL MEDIA INC
filed 2001-02-15
CIK 838803

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the fiscal year ended      May 27, 2000
                              ----------------------

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from             to
                                    ----------    ----------

                         Commission file number 0-21634

                            METRO GLOBAL MEDIA, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

               Delaware                                     65-0025871
               --------                                     ----------
  (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                       Identification No.)

               1060 PARK AVENUE, CRANSTON, RHODE ISLAND    02910
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                          $2,924,350 at August 24, 2000
          -----------------------------------------------------------

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

                                 Yes [ ] No [ ]

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

Transitional Small Business Disclosure Format (Check one):

                                 Yes [ ] No [X]

                                Explanatory Note
                                ----------------

         This Annual Report on Form 10-KSB/A is being filed as Amendment No. 1 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended May 27, 2000 for the purpose of making amendments to (i) Item 3 of Part I, (ii) Items 6 and 8 of Part II, (iii) the registrant's Consolidated Balance Sheet and Consolidated Statements of Operations and (iv) Notes 1, 2, 5, 6, 8 and 12 to the registrant's Consolidated Financial Statements.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  BUSINESS..............................................................4

ITEM 2.  PROPERTIES...........................................................13

ITEM 3.  LEGAL PROCEEDINGS....................................................14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................14

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS .............................................................15

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................16

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA...........................19

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES............................................19

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT..................................................................20

ITEM 10. EXECUTIVE COMPENSATION...............................................21

ITEM 11. SECURTITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......23

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................24

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................27

INDEX TO FINANCIAL STATEMENTS................................................F-0

PART I

ITEM 1.  BUSINESS

         Metro Global Media, Inc. ("Metro Global") is engaged in the production and distribution of erotic prerecorded videocassettes, magazines, CD-ROMs, digital versatile discs ("DVD"), and other products. The year 2000 resulted in strong gains through business operations and increased sales. Metro Global recognized a sales gain of 19% or approximately $4,000,000 for the year ended May 27, 2000. Additionally, gross profit increased approximately $2,500,000 or 33.5%, and gross margin increased 3.8% to 35.1% of revenues. Metro Global operates through its wholly-owned subsidiaries and operating divisions: Metro West Studios, Inc., Metro, Inc. - West Coast Division ("Metro West"), Metro International Distributors ("Metro International"), Amazing Media Group, Inc. ("Amazing Media"), Amazing Direct.com, Amazing Online, Metro, Inc. - East Coast Division ("Metro"), Airborne for Men, LTD. ("Airborne"). Additionally, Metro, through its subsidiary Rocket Media Group LLC, is a 50% partner in Maxstone Media Group, LLC. ("Maxstone"), a producer and distributor of newsstand magazines.

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

         The production deal calls for Metro to generate more than four hundred features over seven years, including a series of high-visibility special programming events for New Frontier's five adult networks, and Internet sites that are part of an acquisition by New Frontier of Interactive Gallery, Inc. ("IGallery"), a leader in Internet-delivered adult entertainment. In addition, Metro plans to create an original, high-end video line branded by New Frontier for distribution by Metro to the home video/DVD market.

         The production and distribution market of cable and satellite broadcast products is highly competitive, competing with each other as well as with other forms of adult entertainment. Furthermore, there is increasing competition from the cable and television industry evidenced by the increasing channel selections and variety of basic cable and pay television options now available. Revenues for motion picture entertainment products depends in-part on general economic conditions, but the competitive position of a producer or distributor is still greatly effected by the quality of and public response to the entertainment product it makes available to the market place. There is strong competition in adult cable and satellite distribution. Metro is confident that with their many years of knowledge, experience and availability of top directors, they will continue to release top selling production in this field. Because of distribution contracts with Playboy, the Spice channel and multi-channel "New Frontier Media," along with foreign out-put agreements, Metro will continue to be a leader in this field.

Metro Inc. - West Coast division:

         Metro's West Coast division, located in Chatsworth, CA, duplicates, manufactures, warehouses and distributes exclusively all of its production on VHS and DVD formats.

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

         There is a strong competition throughout the home video and DVD industry. Several of Metro's competitors release titles on both video and DVD formats. Nearly all of Metro's products compete with other products and services that utilize leisure time or disposable income. Metro meets the direct competition from other distributors and has a competitive advantage over most because of Metro's extensive library, large on-hand inventory, and experienced customer service departments. Metro is confident that their competitive edge will continue. Metro also believes that its name, image, and reputation, as well as quality of its distribution, provides a significant advantage over many other competitors seeking to establish an adult distribution business.

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

Amazing Media Group, Inc.:

Publishing

         Metro, through its Amazing Media subsidiary, publishes and distributes a variety of adult magazines under various tradenames, which it distributes through wholesalers located throughout the United States, Canada and Europe. Metro capitalizes on its extensive library by reproducing stills, frames, or other duplicable mediums and transfers the content onto a printed publication thereby maximizing the product costs incurred in producing films and videos. Amazing Media also benefits Metro by extending the Metro tradename and increases the awareness of the various Metro products through this cost effective cross promotional technique. Amazing Media currently publishes twenty-four magazines, which are distributed on a bi-monthly or quarterly basis.

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

Amazing Direct.com:

E-Commerce

         AmazingDirect.com, Metro's E-Commerce and mail order business, allows customers to directly purchase from Metro's approximate 10,000 items inventory, including many produced by Metro. Management believes AmazingDirect.com's product database of adult videos, CD-ROMs, DVDs, magazines, novelties, and lingerie to be one of the worlds largest available online. Additional discounts will be offered to repeat buyers and members who enter through the membership site. The mall is free of charge to enter and new product is updated daily. Additionally, a revenue share program, EarnBigBucks.com, is being implemented allowing webmasters to resell product from AmazingDirect.com and receive a share of every sale. A complete online signup form will allow webmasters to offer Metro's products.

         Due to an increase in traffic and business to Metro's e-commerce site (AmazingDirect.com) and membership site (AmazingSex.com), along with an analysis of the benefits, increased opportunities and revenue growth of direct-to-consumer sales, Metro is investing resources in upgrading and adding to its existing sites. A redesign to the back-end management functionality and an upgrade to Sun Station Unix web servers should allow Metro easy scalability while increasing speed, reliability and security to our sites. Backend software and computer upgrades are currently being completed prior to launching the affiliate program, which is expected to be completed by November 1, 2000. These backend upgrades will allow Metro to handle up to 5,000 orders daily.

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

Metro, Inc - East Coast division:

         Located in Cranston, Rhode Island, Metro is the largest distributor of adult products in the Northeast, servicing over 500 retail outlets throughout the Northeast and Midatlantic regions. The northeast region is considered to be the #1 marketplace in the US for retail locations and adult consumers. A 64,000 square foot warehouse holds an inventory of over one hundred thousand items and company owned trucks deliver products throughout the Northeast.

         Metro is the exclusive distributor of all Metro West products as well as having distribution agreements with other best selling video producers such as Vivid Video, Wicked Pictures, VCA Pictures, Private Video, Adam and Eve, and Hustler Video. Additionally, Metro represents national novelty and adult toy manufactures such as Doc Johnson Enterprises, California Exotic Novelties, Wet International, and Topco, which currently represents Hustler, Penthouse, and Spice adult toy lines.

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

         The distribution markets of home video, DVD and adult products are highly competitive. There are numerous full line distributors throughout the United States that compete directly with Metro. Metro, the largest distributor in the Northeast region of the United States, meets with direct competition by carrying a large selection of inventory along with an outstanding distribution network. The company intends, that during the next twelve months, it will expand distribution by increasing its product lines and its sales force.

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

         Capital Video Corporation ("CVC"), which is wholly-owned by Kenneth Guarino, a principal shareholder of Metro Global, operates approximately thirty video and magazine retail stores in the New England and upstate New York areas and accounted for approximately 41% of Metro's net sales for the fiscal year ended May 27, 2000 and 40% of Metro's net sales for the fiscal year ended May 29, 1999. See "Item 12. Certain Relationships and Related Transactions". During fiscal 200, no other customer accounted for more than 10% of Metro's net sales.

GOVERNMENT REGULATION

         The right to distribute adult videocassettes, magazines and CD-ROM products is protected by the First and Fourteenth Amendments to the United States Constitution, which prohibit Congress or the various states from passing any law abridging the freedom of speech.

         The First and Fourteenth Amendments, however, do not protect the dissemination of obscene material, and several states and communities in which Metro's products are distributed have enacted laws regulating the distribution of obscene material with some offenses designed as misdemeanors and others as felonies, depending on numerous factors. The consequence for violating the state statutes varies by state. Similarly, 18 U.S.C. Sections '1460 through `1469 contain the federal prohibitions with respect to the dissemination of obscene material, and the potential penalties for individuals (including corporate directors, officers and employees) violating the federal obscenity laws include fines, community service, probation, forfeiture of assets and incarceration. The range of possible sentences require calculations under the Federal Sentencing Guidelines, and the amount of the fine and the length of the period of the incarceration under those guidelines are calculated based upon the retail value of the unprotected materials. Also taken into account in determining the amount of the fine, length of incarceration or other possible penalty are whether the person accepts responsibility for his or her actions, whether the person was a minimal or minor participant in the criminal activity, whether the person was an organizer, leader, manager or supervisor, whether multiple counts were involved, whether the person provided substantial assistance to the government, and whether the person has a prior criminal history. In addition, federal law provides for the forfeiture of: (1) any obscene material produced, transported, mailed, shipped or received in violation of the obscenity laws; (2) any property, real or personal, constituting or traceable to gross profits or other proceeds obtained from such offense; and (3) any property, real or personal, used or intended to be used to commit or to promote the commission of such offense, if the court in its discretion so determines, taking into consideration the nature, scope and proportionality of the use of the property in the offense. Because Metro is engaged primarily in the wholesale distribution of its products to other wholesalers and/or retailers, Metro can regulate the communities to which it distributes its products. Management has taken steps to ensure compliance with all federal, state and local regulations regulating the content of its motion pictures and print products, by staying abreast of all legal developments in the areas in which its motion pictures and print products are distributed and by specifically avoiding distribution of its motion pictures and print products in areas where the local standards clearly or potentially prohibit these products. In light of Metro's efforts to review, regulate and restrict the distribution of its materials, management believes that the distribution of Metro's products does not violate any statutes or regulations.

         Many of the communities in the areas in which Airborne intends to offer Amazing SuperStores franchises have enacted zoning ordinances restricting the retail sale of adult entertainment products. Airborne intends to open Amazing SuperStores and to permit the opening of Amazing SuperStores franchises only in locations where the retail sale of adult entertainment products is permitted.

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

TRADEMARKS AND TRADE NAMES

         Metro owns or licenses numerous trademarks and copyrights that it uses in its video and magazine businesses. Its most important trademarks are METRO(tm), INTROPICS(tm), CAL VISTA(tm), MAGMA(tm), AMAZING MEDIA GROUP(TM), AMAZING(tm), TOXXXIC(tm), METRO PRIME CUTS(tm), TABOO(tm), ONLY THE BEST(tm), CASTING CALL(tm), BABES ILLUSTRATED(tm), SOHO(tm), ARCUS(tm), SUPERSHOTS(tm), RAGE(tm) and PULSE(tm). Metro believes it has trademark rights in these names and relies on trademark law to protect such rights. Metro believes that the name recognition and image that it has developed in each of its markets significantly enhance customer response to its sales promotions. Accordingly, trademarks and copyrights are important to Metro's business and Metro intends to aggressively defend them.

DISCONTINUED OPERATIONS

         Metro Global purchased Fanzine on August 3, 1998. See "Business Acquisitions and Other Activities" below.

         In September 1999, Metro Global's Board of Directors adopted a plan to discontinue the operations of Fanzine and instructed management to divest Fanzine and the Publishing Segment by the end of fiscal 2000. Accordingly, Fanzine is reported herein as a discontinued operation for the years ended May 27, 2000 and May 29, 1999 (see note 17 to financial statements). On September 29, 1999, Metro Global sold Fanzine back to the former shareholders of Fanzine and a company controlled by them, for $4,500,000 and the return to Metro Global of the 1,000,000 restricted shares of its Common Stock held by Fanzine's former shareholders. The cash portion has been paid as follows: $1,000,000 paid on October 31, 1999; $1,000,000 paid on November 30, 1999; $1,000,000 paid on June
1, 2000; and $1,500,000 is to be paid by August 31, 2000. The first two scheduled payments were secured by the personal guarantees of Fanzine's shareholders and all such payments are secured by Fanzine's assets.

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

ITEM 3.  LEGAL PROCEEDINGS

George Kinney v. Metro Global Media, Inc., et al.
C.A. No. 99-579 (U.S.D.C.,D.R.I.)

         On November 22, 1999, George Kinney, on behalf of himself and all other similarly situated, commenced a putative class action in the United States District Court for the District of Rhode Island against Metro Global and certain of its present or former officers and directors. Plaintiff seeks to represent a class of all person who acquired securities of Metro Global between September 13, 1996 and September 13, 1999. The Complaint alleges claim based on alleged violations of section 10(b) of the Securities Exchange Act of 1934. Plaintiff alleges that the defendants made a series of false and misleading statements concerning Metro Global's reported financial results during the class period that violated generally accepted accounting principles and ultimately caused Metro Global to restate certain financial statements. On March 15, 2000, Metro Global and certain defendants filed a motion to dismiss the complaint. The plaintiffs filed an amended complaint dated May 15, 2000 and Metro Global moved to dismiss the amended complaint on July 5, 2000. Plaintiffs filed an opposition to Metro Global's motion to dismiss on August 15, 2000. Metro Global's reply to the plaintiffs' opposition is due September 1, 2000. Metro Global believes it has meritorious defenses and intends to vigorously defend this action.

         Except for the putative class action suit describe above, there are no material legal proceedings pending against Metro Global or its subsidiaries other than routine litigation that is incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

* Such market quotations reflect the high and low prices for Metro Global's securities as quoted by dealers without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

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

         As discussed in "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters", Metro Global's Common Stock was delisted from the NASDAQ Small Cap Market on December 7, 1999. The light and sporadic trading volume of Metro Global's Common Stock on the "pink sheets" materially and adversely affects Metro Global's ability to raise capital through new issuances of equity or convertible securities.

         In July 1999, Metro Global received 500,000 shares of Common Stock of New Frontier plus warrants to purchase an additional 500,000 shares of New Frontier Common Stock (100,000 shares per year for five years) at an exercise price of $7.869 per share. Metro Global intends to sell portions of its New Frontier shares from time to time, pursuant to Rule 144. As of the close of trading on August 20, 2000, New Frontier's Common Stock was trading on the NASDAQ's Small Cap Market at a price of $5.68 per share.

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

         Management believes that funds provided by operations, existing and new line of credit, are adequate to meet the anticipated short-term and long-term capital needs. Metro Global's credit facility under the above-described Loan and Security Agreement with Reservoir Capital Corporation is renewable on an annual basis. Metro Global is also exploring possible additional sources of short term borrowing, but has no commitments, understandings or agreements to such effect and there can be no assurance that such additional financing will be available. If Metro Global lost its existing credit facility financing and was unable to replace it with suitable alternative capital sources, there would be a materially adverse effect on its contemplated production of new feature films and video and, potentially, its financial condition. Management believes that inflation has not had a material effect on its operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         As previously reported in Metro Global's Current Report on Form 8-K, dated May 14, 1999, on May 10, 1999, Metro Global appointed the accounting firm of Grant Thornton, LLP ("Grant Thornton") as independent accountants for fiscal 1999 to replace Trien, Rosenberg, Weinberg, Cuillo & Fazzari, LLP, effective with such appointment. Metro Global's Board of Directors approved the selection of Grant Thornton as its new independent accountants. As reported in Metro Global's Current Report on Form 8-K, dated June 28, 1999, on June 22, 1999, Grant Thornton resigned, and as reported in Metro Global's Current Report on Form 8-K, dated July 20, 1999, on July 16, 1999 Metro Global appointed the accounting firm of Imowitz Koenig & Co., LLP as independent accountants for fiscal 1999. There have been no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with Metro Global's prior accountants.

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

         Based solely on a review of the copies of such forms furnished to Metro Global, or written representations that no Forms 5 were required, Metro Global believes that, during fiscal 2000, all Section 16(a) filing requirements were complied with in regards to its officers, directors and greater then 10% beneficial owners except that: (1) Briana Investment Group, LLP, Kenneth Guarino, and Alan Casale are late in filing Form 5 statements with respect to the fiscal year ended May 27, 2000, and (2) Gregory Alves and Janet Hoey are late in filing their initial statements of beneficial ownership on Form 3.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table summarizes all compensation paid to the person who served as President of Metro Global during the fiscal year ended May 27, 2000 (the "Named Executive Officers"). No other executive officer earned compensation and bonus exceeding $100,000 during the fiscal year ended May 27, 2000.

                                            Annual Compensation                    Long Term Compensation
---------------------------------------------------------------------------------------------------------------------------
Name and Principal                                             Other                   Securities                     All
Position                    Fiscal                             Annual                  Underlying                     Other
                            Year        Salary       Bonus     Comp.       Awards      Options           Payouts      Comp.
---------------------------------------------------------------------------------------------------------------------------
Gregory N. Alves
President (1)               2000      $  75,000         -          -           -              -               -          -
                            1999      $  75,000         -          -           -              -               -          -
---------------------------------------------------------------------------------------------------------------------------

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

                    Aggregated Options / SAR Exercises in Last Fiscal Year and fiscal year-end Option / SAR Values
                    ----------------------------------------------------------------------------------------------

                                                                Number of Securities       Value of Unexercised
                                                               Underlying Unexercised    In-the-Money Options/SARs
                                                               Options/SARs at FY-End               at
                                                                                                  FY-end

                         Shares Acquired on        Value
                            exercise (#)       Realized ($)         Exercisable /       Exercisable / Unexercisable
Name                                                                Unexercisable
-------------------------------------------------------------------------------------------------------------------
None                             -0-                -0-                  -0-                        -0-
-------------------------------------------------------------------------------------------------------------------

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

COMPENSATION OF DIRECTORS

         Metro Global does not currently pay or intend to pay compensation to its directors for their services in that capacity; however, directors who are not employees are reimbursed for out-of-pocket expenses incurred in connection with their attendance at Board of Directors or committee meetings.

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

                                             NO. OF SHARES OF COMMON       PERCENTAGE OF BENEFICIAL
NAME AND ADDRESS                             STOCK BENEFICIALLY OWNED            OWNERSHIP (1)
---------------------------------------------------------------------------------------------------
Named Executive Officers and Directors
---------------------------------------------------------------------------------------------------
Janet Hoey                                                -0-
268 Wilson Road                                                                            *
Fall River, MA  02720
---------------------------------------------------------------------------------------------------
Alan S. Casale
1140 Reservoir Avenue                                   1,220  (2)                         *
Cranston, RI  02920
---------------------------------------------------------------------------------------------------
Gregory N. Alves                                       88,180  (3)                         *
5150 Avenida Hacienda
Tarzana, CA  91356
---------------------------------------------------------------------------------------------------
All executive officers and directors as a
group (5 people)                                       89,400                              *
---------------------------------------------------------------------------------------------------
5% Beneficial Owners
---------------------------------------------------------------------------------------------------
Briana Investment Group, LP
c/o Helen Adderley, Esquire                         1,745,318                          22.22
Corner House
20 Parliament Street
Hamilton HM DX, Bermuda
---------------------------------------------------------------------------------------------------
Kenneth F. Guarino                                  2,619,401  (4)                     30.35
50 Fort Avenue
Cranston, RI  02905
---------------------------------------------------------------------------------------------------
Metro Plus
1060 Park Avenue                                      186,758                           2.16
Cranston, RI 02910
---------------------------------------------------------------------------------------------------

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Guarino serves as the operations manager and is 100% owner of, CVC, which operates a chain of retail video stores in the New England and upstate New York area. CVC accounted for $11,494,896 (41%) and $9,358,002 (40%) of the revenues of Metro for the fiscal years ended May 27, 2000 and May 29, 1999. At May 27, 2000, $2,440,548 (45%) of Metro's outstanding accounts receivable were due from CVC. At May 29, 1999, $2,419,990 (40%) of Metro's outstanding accounts receivable were due. Payment of CVC's accounts receivable is secured by CVC's inventory, which security interest is evidenced by that certain security agreement dated September 1993. The aging of the accounts receivable from CVC is as follows:

-------------------------------------------------------------------------------
                   Current        30-60 days       60-90 days      Over 90 days
-------------------------------------------------------------------------------
May 27, 2000      $1,009,961       $  991,775       $ 438,812       $   -0-
-------------------------------------------------------------------------------
May 29, 1999      $  684,339       $  599,408       $ 561,475       $  574,768
-------------------------------------------------------------------------------

         While in the past, Metro Global did not allow CVC receivables to age beyond 90 days, Metro Global's management has determined that extending CVC's payment terms is reasonable and in the best interests of Metro Global because of the volume of business CVC has historically provided to Metro Global, and the value of the inventory securing the payment of the accounts receivable.

         CVC owns and operates five Airborne for Men franchises. During fiscal 2000, Metro Global recorded from CVC $105,777 in royalty income pursuant to a franchise agreement for the operation of the five Airborne for Men stores owned and operated by CVC. CVC owns the initial Amazing Superstores opened in May 1999 in Providence, Rhode Island. Effective December 31, 1999, the franchise agreements were terminated as CVC converted the Airborne for Men stores into Amazing SuperStores.

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

         Dennis Nichols, President of Metro, received 100,000 shares of Metro Global's Common Stock, valued at $43,000, during the year ended May 27, 2000.

CONFLICTS OF INTEREST

         Of necessity, some inherent conflict of interest is involved whenever Officers, Directors and others acting on behalf of Metro Global, supply services or goods to Metro Global for compensation. Additional conflicts may arise in the future when Company Officers, Directors or significant shareholders are involved in the management of any other company with which Metro Global transacts business. For example, Metro Global's largest customer, CVC, is wholly owned by Kenneth Guarino, a principal shareholder of Metro Global. Conflicts may also arise with respect to opportunities, which come to the attention of such persons. Conflicts may also arise with respect to the amount of time and effort devoted to respective businesses and opportunities.

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

         It is Metro Global's policy that all transactions in which an Officer, Director or 5% shareholder has a direct or indirect interest be on terms no less favorable to Metro Global than Metro Global would grant to or obtain from an independent third party in an arms-length transaction. Because a majority of the Board of Directors are not affiliated with CVC, all transactions between Metro Global or Metro and CVC have been, and all future transactions will be, approved and/or ratified by a disinterested majority of the Board of Directors.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

   10.22 Amendment to No. 1 Business Consulting Agreement dated September 10, 1999 between Metro Global Media, Inc. and Kenneth F. Guarino.

   10.23 Loan and Security Agreement dated September 30, 1999 by and between Metro Global Media, Inc., Metro, Inc. and Reservoir Capital Corporation.

   21    Subsidiaries of the Registrant:

               Metro, Inc.
               Metro West Studios, Inc.
               Rocket Media Group, LLC
               Airborne for Men, Ltd.
               Metro International Distributors
               Amazing Direct, Inc.
               Amazing Media Group, Inc.
               Fanzine International, Inc.

  *23    Consent of Independent Auditors

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

  *27.1  Financial Data Schedule

(B)   REPORTS ON FORM 8-K

      None

                               S I G N A T U R E S

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       METRO GLOBAL MEDIA, INC.

                                       By: /s/ Gregory N. Alves
                                           ---------------------
                                           Gregory N. Alves,
                                           President

                                       Date: February 13, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-KSB/A amending its annual report on Form 10-KSB for fiscal year ended May 27, 2000 previously filed, to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                            Title                           Date
---------                            -----                           ----

/s/ Gregory N. Alves       President and Director              February 13, 2001
--------------------
Gregory N. Alves

/s/ Louis T. Turcotte      Treasurer (principal
---------------------      financial and accounting Officer)   February 13, 2001
Louis T. Turcotte          , Secretary and Director

/S/ Alan S. Casale         Director                            February 13, 2001
------------------
Alan S. Casale

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

                                  Imowitz Koenig & Co., LLP

New York, New York

August 16, 2000

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MAY 27, 2000
--------------------------------------------------------------------------------

                                     Assets
                                     ------

Current Assets
--------------

  Cash                                                              $   361,539
  Accounts receivable, less allowance for doubtful accounts
     of $ 205,755                                                     2,991,057
  Accounts receivable, related party                                  2,440,548
  Note Receivable                                                     2,465,649
  Inventory                                                           4,908,890
  Recoverable income tax                                                339,000
  Prepaid expenses and other current assets                             365,025
                                                                    -----------
Total Current Assets                                                 13,871,708
--------------------                                                -----------

  Motion pictures and other films at cost, less accumulated
    amortization of $11,024,411
                                                                      5,456,641
  Property and equipment at cost, less accumulated
    depreciation of $2,850,211
                                                                      2,125,424
  Investment in securities
                                                                      4,523,724
  Deferred taxes
                                                                        900,000
  Other assets
                                                                        149,056
                                                                    -----------
Total Assets                                                        $27,026,553
------------                                                        ===========

                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MAY 27, 2000
--------------------------------------------------------------------------------

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities
-------------------

  Current portion of capital lease obligations                        $ 300,435
  Short-term borrowings                                               5,716,311
  Accounts payable                                                    5,516,166
  Accrued expenses                                                      882,370
  Income taxes payable                                                  946,289
                                                                    -----------
Total current liabilities                                            13,361,571
-------------------------


  Deferred revenue                                                    4,217,537
  Capital lease obligations, less current portion                       326,902
                                                                    -----------
Total liabilities                                                    17,906,010
-----------------                                                   -----------

  Minority interest                                                     (56,044)

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
------------------------------------------                          ===========

                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------

                                                                             2000            1999
                                                                             ----            ----
Revenues (including $11,494,896 and $9,358,002 to
  related parties in fiscal 2000 and 1999,
  respectively)                                                         $ 27,789,050    $ 23,389,171
Cost of revenues, including amortization of
  motion pictures and other films of
  $2,289,778 and $1,757,722, respectively                                 18,023,323      16,074,451
Selling, general and administrative expenses
  (including $106,667 and $108,333 to related
  parties in 2000 and 1999, respectively)                                 10,777,958       9,493,943
                                                                        ------------    ------------

Other income and (expenses)                                               (1,012,231)     (2,179,223)
                                                                        ------------    ------------
Interest expense (including $232,523 and $175,575
  to related parties in 2000 and 1999,
  respectively)
Interest income                                                           (1,093,912)     (2,240,488)
Other income                                                                 195,320             -0-
                                                                             143,475         125,720
                                                                        ------------    ------------
                                                                            (755,117)     (2,114,768)
                                                                        ------------    ------------
Loss from continuing operations before income taxes                       (1,767,348)     (4,293,991)
  Benefit from income taxes                                                 (311,605)       (166,850)
                                                                        ------------    ------------
Loss from continuing operations                                           (1,455,743)     (4,127,141)

Extraordinary gain on debt restructuring (net of taxes of $137,015)          200,460             -0-
Gain on sale of discontinued operations (net of taxes of $469,756)           687,279             -0-
Income (loss) from discontinued operations (net of taxes (benefit) of
$(241,220) and $134,500 in fiscal 2000 and 1999, respectively)              (352,919)        150,201
                                                                        ------------    ------------
Net loss                                                                $   (920,923)   $ (3,976,940)
                                                                        ============    ============

Comprehensive Loss
------------------

Net loss                                                                $   (920,923)   $ (3,976,940)
                                                                        ------------    ------------
Other comprehensive loss                                                    (276,283)         (6,765)
                                                                        ------------    ------------
Net other comprehensive loss                                            $ (1,197,206)   $ (3,983,705)
                                                                        ============    ============

                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------

Loss Per Share:

  Loss from continuing operations:
    Basic and Diluted                                     $ (0.21)     $ (0.80)
  Extraordinary gain on debt restructuring:
    Basic and Diluted                                        $0.03         $-0-
  Gain on sale of discontinued operations:
    Basic and Diluted                                        $0.10         $-0-
  Income (Loss) from discontinued operations:
    Basic and Diluted                                     $ (0.05)        $0.03
  Net loss:
    Basic and Diluted                                     $ (0.13)     $ (0.77)
  Weighted average number of shares:
    Basic and Diluted                                    7,119,146    5,511,084

                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------

                                              Series A                                                     Additional
                                           Preferred Stock          Common Stock          Treasury          Paid-in
                                           Shares      Amt         Shares        Amt        Stock           Capital

Balance at May 30, 1998 (as
restated)                                   855    $ 857,979      4,245,193     $424         $ -0-        $9,316,063

Shares issued:
  as compensation                                                   414,885       42                       1,037,550
  in connection with
    conversion of Series A
Preferred Stock                            (855)    (857,979)       982,120       98                       2,174,902
  as interest cost on
    borrowings                                                      250,000       25                         569,975
  upon exercise of warrants                                         400,000       40                         599,960
  upon exercise of option                                           250,000       25                         299,975
Embedded interest on
  convertible debentures                                                                                     202,092
Dividends on Series A
  Preferred Stock                                                                                            309,248
Purchase of Treasury Stock                                                                (507,500)
Issuance of unexercised
  warrants                                                                                                   818,847
Issuance of unexercised
  options                                                                                                    128,000
Amortization of unearned
  compensation - stock
Net Loss
Other comprehensive loss
                                           -----      -----       ---------     ----     ----------      -----------
Balance, May 29, 1999                       -0-        -0-        6,542,198      654      (507,500)       15,456,612
                                           -----      -----       ---------     ----     ----------      -----------

Shares issued:
  as compensation                                                   235,504       24                         141,354
  for services                                                      250,000       25                         531,225
  upon conversion of debt                                         1,800,763      180                         753,940
Issuance of unexercised
  warrants                                                                                                   361,347
Amortization of unearned
  compensation - stock
Unamortized cost of services                                                                                (597,294)
Net Loss
Other comprehensive loss
                                           -----      -----       ---------     ----     ----------      -----------
Balance, May 27, 2000                       -0-        -0-        8,828,465     $883     $(507,500)      $16,647,184
                                           =====      =====       =========     ====     ==========      ===========

                                             Retained          Other
                                             Earnings      Comprehensive      Unearned
                                           (accumulated        Loss         Compensation         Total
                                             deficit)
Balance at May 30, 1998 (as
restated)                                  $(1,473,321)          $ -0-        $(64,375)       $8,636,770

Shares issued:
  as compensation                                                             (415,380)          622,212
  in connection with
    conversion of Series A
Preferred Stock                                                                                1,317,021
  as interest cost on
    borrowings                                                                                   570,000
  upon exercise of warrants                                                                      600,000
  upon exercise of option                                                                        300,000
Embedded interest on
  convertible debentures                                                                         202,092
Dividends on Series A
  Preferred Stock                             (309,248)
Purchase of Treasury Stock                                                                      (507,500)
Issuance of unexercised
  warrants                                                                                       818,847
Issuance of unexercised
  options                                                                     (128,000)
Amortization of unearned
  compensation - stock                                                         247,538           247,538
Net Loss                                    (3,976,940)                                       (3,976,940)
Other comprehensive loss                                       (6,765)                            (6,765)
                                           ------------    -----------          -------       ----------
Balance, May 29, 1999                       (5,759,509)        (6,765)        (360,217)        8,823,275
                                           ------------    -----------          -------       ----------

Shares issued:
  as compensation                                                                                141,378
  for services                                                                                   531,250
  upon conversion of debt                                                                        754,120
Issuance of unexercised
  warrants                                                                                       361,347
Amortization of unearned
  compensation - stock                                                         359,717           359,717
Unamortized cost of services                                                                    (597,294)
Net Loss                                      (920,923)                                         (920,923)
Other comprehensive loss                                     (276,283)                          (276,283)
                                           ------------    -----------          -------       ----------
Balance, May 27, 2000                      $(6,680,432)    $ (283,048)          $ (500)       $9,176,587
                                           ============    ===========          =======       ==========

                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------

                                                                                     2000             1999
                                                                                     ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $(920,923)     $(3,976,940)
                                                                                   ---------      -----------

Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation Expense                                                               655,300          513,773
  Amortization of motion pictures and other films                                  2,289,778        1,757,722
  Amortization of deferred rent                                                      (14,011)         (14,011)
  Amortization of unearned compensation                                              359,717          247,538
  Amortization of goodwill                                                           145,624          364,071
  Amortization of discount on debenture                                               78,850           65,708
  Amortization of deferred revenue                                                  (569,937)             -0-
  Amortization of deferred expense                                                   119,458              -0-
  Accrued interest and penalties added to note payable principal                     273,000           60,000
  Discount on issuance of convertible debenture                                          -0-         (157,700)
  Allowance for doubtful accounts                                                    (31,345)          74,070
  Embedded interest on convertible debentures                                            -0-          202,092
  Gain on sale of discontinued operation                                            (453,385)             -0-
  Common Stock issued for consulting services                                         98,378          573,478
  Common Stock issued for compensation                                                43,000              -0-
  Common Stock issued for interest expense                                               -0-          570,000
  Issuance of warrants                                                               175,844          818,847
  Minority interest                                                                 (109,511)           5,247
  Foreign exchange                                                                   (12,533)          (6,765)
(Increase) decrease in assets:
  Accounts receivable                                                               (336,749)      (2,906,281)
  Inventory                                                                         (804,810)        (377,117)
  Prepaid expenses and other current assets                                           70,264         (960,857)
  Other assets                                                                       (30,341)         (93,819)
  Recoverable income tax                                                                 -0-         (134,000)
  Deferred income taxes                                                             (900,000)             -0-
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                                            1,551,895        3,781,550
  Income taxes payable                                                               622,020           99,650
                                                                                   ---------      -----------
Total adjustments                                                                  3,220,506        4,483,196
                                                                                   ---------      -----------
Net cash provided by operating activities                                          2,299,583          506,256
                                                                                   ---------      -----------

                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------

                                                                                2000            1999
                                                                                ----            ----
CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of Fanzine                                                            -0-      (4,000,000)
  Acquisition costs                                                                 -0-        (168,860)
  Notes Receivable                                                            1,821,272             -0-
  Investments in motion pictures and other films                             (2,892,892)     (2,869,558)
  Purchase of property and equipment                                           (384,745)       (477,322)
                                                                             ----------      ----------
Net cash used in investing activities                                        (1,456,365)     (7,515,740)
                                                                             ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from the issuance of Series A convertible Preferred Stock                -0-       1,317,021
  Purchase of Treasury Stock                                                        -0-        (507,500)
  Proceeds from issuance of common stock                                            -0-          48,734
  Proceeds from exercise of warrants                                                -0-         600,000
  Proceeds from issuance of convertible debentures                                  -0-       1,200,000
  Net proceeds from line of credit                                            2,187,155         412,026
  Proceeds on notes payable                                                      30,000       5,100,000
  Principal payments on notes payable                                        (2,325,000)       (875,000)
  Principal payments on capital lease obligations                              (373,834)       (356,504)
  Contribution from joint venture partner                                           -0-          30,000
                                                                             ----------      ----------
Net cash (used in) provided by financing activities                            (481,679)      6,968,777
                                                                             ----------      ----------
Net increase (decrease) in cash                                                 361,539         (40,707)
Cash, beginning of year                                                            (-0-)        184,995
Adjustment for discontinued operations                                              -0-        (144,288)
                                                                             ----------      ----------
CASH, END OF YEAR                                                            $  361,539      $      -0-
                                                                             ==========      ==========
Supplemental disclosures of cash flow information:

    Cash paid during the year for:

        Interest                                                             $  474,360      $  236,728
                                                                             ==========      ==========
        Income taxes                                                         $  240,000      $      -0-
                                                                             ==========      ==========

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

Goodwill and Acquisition Costs

         Goodwill and acquisition costs are being amortized on a straight-line basis over ten years. Amortization expense amounted to $133,333 and $333,333 for goodwill and $12,295 and $30,738 for acquisition costs for the year ended May 27, 2000 and May 29, 1999, respectively. The write-off of goodwill was taken into account in determining the gain on sale of Fanzine(see notes 2 and 17).

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

Fanzine International, Inc.

         On August 3, 1998, Metro Global acquired 100% of the stock of Fanzine International, Inc. ("Fanzine") for a cash purchase price of $4,000,000, plus contingent consideration. The contingent consideration consisted of 1,000,000 restricted shares of Metro Global's Common Stock with put option rights at $8.00 per share to be exercised by the selling shareholders during the second year on a quarterly basis, if certain minimum earnings, as defined, were met. Because such minimum earning targets were never met, the contingent shares are not included in the financial statements. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair market values of net assets acquired, which included, among others, licenses, trademarks, and distribution rights, was allocated to goodwill and amortized over ten years. The cash portion of $4,000,000 was financed by a long-term convertible debenture and other short-term borrowings.

On September 29, 1999, Metro Global signed a Rescission and Purchase Agreement with the selling shareholders of Fanzine and a company controlled by them. In consideration of this sale of Fanzine's stock, Metro Global will receive payments totaling $4,500,000. Payment of the $4,500,000 is secured by the assets of Fanzine and partly secured by the personal guarantees of the former Fanzine shareholders. For the year ended May 27, 2000, Metro Global received payments of $2,000,000. Metro Global received a payment of $1,000,000 on May 31, 2000 and will receive a payment of $1,500,000 by August 31, 2000. The operations of Fanzine have been classified as discontinued operations in the accompanying financial statements (see note 17).

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

         The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

         Years ended                                                    Amount
         -----------                                                    ------

            2001                                                      $ 353,771
            2002                                                        263,296
            2003                                                         71,953
            2004                                                         10,435
            2005                                                          4,724
                                                                          -----
         Total minimum lease payments                                   704,179
         Less:  Amount representing interest                           (76,842)
                                                                      ---------
         Present value of net minimum lease payments                  $ 627,337
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

         The following schedule summarizes short term borrowings as of May 27, 2000:

         Note payable                                              $     550,000
         Term loan                                                     1,200,000
         Convertible debenture, net of discount (Note 7)                 836,858
         Line of credit (Note 8)                                       3,129,453
                                                                   -------------
                                                                   $   5,716,311
                                                                   =============

9.  INCOME TAXES

    The provision (benefit) for income taxes consists of the following:

                                                        2000           1999
                                                        ----           ----
    Current provision (benefit)
        Federal                                      $ 492,034      $(140,622)
        State and local                                 96,361        (26,228)
                                                     ---------      ---------
                                                       588,395       (166,850)
                                                     ---------      ---------
    Deferred (benefit)
        Federal                                       (679,000)           -0-
        State and local                               (221,000)           -0-
                                                     ---------      ---------
                                                      (900,000)           -0-
                                                     ---------      ---------
    Total                                            $(311,605)     $(166,850)
                                                     =========      =========

        The following table is a reconciliation of the income tax / provision (benefit) at the U.S. statutory rate to that in the financial statements:

                                                        2000           1999
                                                        ----           ----
    Taxes (benefit) computed at 34%                  $(600,898)   $(1,459,957)
    Valuation allowance                                118,636        582,485
    Permanent differences                              121,837        500,023
    Other                                               48,820        210,599
                                                     ---------    -----------
                                                     $(311,605)   $  (166,850)
                                                     =========    ===========

         Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The significant components of Metro Global's deferred income tax assets and liabilities as follow:

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------

9.  INCOME TAXES (CONTINUED)

                                                     2000            1999
                                                     Asset           Asset
                                                  (Liability)     (Liability)
                                                  -----------     -----------

       Excess depreciation                        $ (187,000)     $ (200,000)
       Unearned management compensation              122,000         122,000
       Allowance for doubtful accounts                83,000          96,000
       Inventory capitalization                      156,000         175,000
       State net operating loss carry forward        132,000         200,000
       Other net deferred assets                   1,712,000         (21,000)
                                                  ----------      ----------
                                                   2,018,000         372,000
       Less valuation allowance                   (1,118,000)       (372,000)
                                                  ----------      ----------
       Net deferred tax asset                     $  900,000             -0-
                                                  ==========      ==========

         A valuation allowance has been established due to the uncertainty of taxable income in future years.

10.  SHAREHOLDERS' EQUITY

Series A Convertible Preferred Stock

         During April 1998, Metro Global entered into an Offshore Securities Subscription Agreement for convertible preferred shares pursuant to Regulation S of the U.S. Securities Act of 1933. Under the terms of the agreement, Metro Global issued 2,175 shares of 1998 Series A Convertible preferred stock (`Series A Shares') at a price of $1,000 per share with a 5% cumulative dividend payable in Common Stock at conversion. At May 30, 1998, Metro Global received proceeds of $846,500, net of offering costs representing 855 shares. Substantially all of the proceeds for the remaining 1,320 shares were received in fiscal 1999.

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

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------

10.  SHAREHOLDERS' EQUITY (CONTINUED)

Equity Incentive Plan

         During the year ended May 31, 1997, Metro Global adopted an Equity Incentive Plan (the `Plan') which allows Metro Global to compensate key employees and directors who have provided service to Metro Global through the award of 500,000 shares of Metro Global's Common Stock, including qualified and non-qualified stock options.

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

         During the year ended May 29, 1999, options to purchase 20,000 shares of Common Stock were exercised. During the year ended May 27, 2000, Metro Global awarded 100,000 shares of Common Stock to the President of Metro (see note 13). There are 310,800 shares available under this Plan as of May 27, 2000.

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

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 27, 2000 AND MAY 29, 1999
--------------------------------------------------------------------------------

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

         Metro Global is obligated under long-term operating leases, which require minimum annual rentals as follows:

                                    Office                     Machinery
                                   Warehouse                      And
         Year        Total         Premises       Vehicles     Equipment
     ----------------------------------------------------------------------
         2001         $558,378       $524,897    $ 7,615       $ 25,866
         2002          544,795        524,897      2,538         17,360
         2003          512,618        504,178        -0-          8,440
         2004          283,909        276,264        -0-          7,645
         2005              -0-            -0-        -0-            -0-
                    ----------     ----------    -------       --------
        Total       $1,899,700     $1,830,236    $10,153       $ 59,311
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

September 13, 1999. The Complaint alleges claim based on alleged violations of section 10(b) of the Securities Exchange Act of 1934. Plaintiff alleges that the defendants made a series of false and misleading statements concerning Metro Global's reported financial results during the class period that violated generally accepted accounting principles and ultimately caused Metro Global to restate certain financial statements. On March 15, 2000, Metro Global and certain defendants filed a motion to dismiss the complaint. The plaintiffs filed an amended complaint dated May 15, 200 and Metro Global moved to dismiss the amended complaint on July 5, 2000. Plaintiffs filed an opposition to Metro Global's motion to dismiss on August 15, 2000. Metro Global's reply to the plaintiffs opposition is due September 1, 2000. Metro Global believes it has meritorious defenses and intends to vigorously defend this action.

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

         Metro leases its Rhode Island warehouse and office facilities from Castle Properties, L.L.C. ("Castle"), an affiliate, for its Rhode Island operations. Castle Properties is principally owned by Mr. Guarino's wife. A portion of the facility rented from Castle is sublet to CVC on a month-to-month basis. Sublease income during the years 2000 and 1999 totaled $48,000 for each year. During the year ended May 30, 1998, Castle granted Metro Global a four-month moratorium amounting to $81,733 which is being amortized over the remaining lease term. The net rent expense to Castle for the years ended May 27, 2000 and 1999 was $200,633 and $200,061, respectively. The corporate offices of Metro Global are located with the corporate offices of CVC. Although Metro Global does not pay rent, Metro Global pays property taxes on certain assets, which in management's opinion, represents fair market value of the rent for the corporate office space utilized by Metro Global. For the year ended May 27, 2000 and May 29, 1999, Metro Global incurred approximately $13,493 and $6,000 of expense, respectively, which in management's opinion, represents fair market value of the rent for the corporate office space utilized by Metro Global.

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

17.  DISCONTINUED OPERATIONS

         In September 1999, Metro Global adopted a plan of disposition for Fanzine, which was sold on September 29, 1999 for approximately $4,500,000 in notes payable and the return of 1,000,000 restricted shares of Metro Global's Common Stock. The following table is a summary of the results of discontinued operations for the year ended May 27, 2000 and May 29, 1999:

                                                  May 27, 2000    May 29, 1999
                                                  ------------    ------------

   Revenues                                        $5,354,250     $11,733,545
   Cost of revenues                                 5,335,696      10,127,236
                                                   ----------     -----------
                                                       18,554       1,606,309

   Other expenses                                     722,204       1,321,608
                                                   ----------     -----------

   Income (Loss) before income taxes                 (703,650)        284,701

   Income tax (expense) / Benefit                     285,682        (134,500)
                                                   ----------     -----------

   Income (Loss) from discontinued operations       $(417,968)       $150,201
                                                   ==========     ===========

         Income from discontinued operations before income taxes does not include an allocation of corporate interest expense or amortization of goodwill.

         Metro Global is currently winding down Maxstone and accordingly accounted for Maxstone's income, net of tax of $44,461 as discontinued operations in the accompanying financial statements.