Form 10QSB
period 2001-02-24
METRO GLOBAL MEDIA INC
filed 2001-04-17
CIK 838803

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended February 24, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

         For the transition period from            to

                         Commission file number 0-21634

                            METRO GLOBAL MEDIA, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                    65-0025871
    ------------------------------                   ---------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,630,223 at April 12, 2001.

PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheet                                               F-1
         Statements of Operations                                    F-3
         Statements of Cash Flows                                    F-5
         Notes to Financial Statements                       F-8 to F-11


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

     As described more fully below in Note 2 to the Financial Statements, in September 1999, Metro Global adopted a plan of disposition for its Fanzine International, Inc. and Maxstone Media Group, LLC subsidiaries. Fanzine was sold on September 29, 1999 for approximately $4,500,000. As a result of the plan of disposition, Metro Global has reported Fanzine (and its interest in Maxstone) as discontinued operations for the nine months ended February 26, 2000. Accordingly, unless specifically noted to the contrary, the following discussion under this Item 2 refers to only the results of Metro Global's continuing operations, to the exclusion of the discontinued operations of Fanzine.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 24, 2001 VERSUS THE THREE MONTHS ENDED FEBRUARY 26, 2000.

         Metro Global Media, Inc.'s ("Metro Global") revenues for the three months ended February 24, 2001 decreased by approximately 7% or $505,000 to $6,810,619 as compared to $7,315,565 for the three months ended February 26, 2000. Revenues consisted principally of sales of prerecorded videocassettes and DVD's, magazines, novelty items and related products. The decrease in revenues resulted primarily from reduced sales of videos, novelties and foreign film rights totaling approximately $1,090,000 which were partially offset by an increase in DVD and magazine revenues of approximately $585,000. The decrease was attributable to a slower holiday season during the third quarter of fiscal 2001 as compared to fiscal 2000.

         Costs of revenues (including amortization of film costs) were 67% of revenues for the three months ended February 24, 2001, as compared to 64% for the three months ended February 26, 2000. The increase resulted primarily from decreased margins on magazine sales and reduced revenues from film rights, which have nominal associated costs. These were partially offset by the reduction of costs associated with the production and duplication of videos and DVD's.

         Selling, general, and administrative expenses for the three months ended February 24, 2001 decreased by 25% to $2,286,894 as compared to $3,047,817 for the three months ended February 26, 2000. Selling, general and administrative expenses decreased as a percentage of revenues to 34% for the third quarter of fiscal 2001, as compared to 42% for the corresponding period in the prior year. Expenses for the third quarter of fiscal 2001 decreased primarily as a result of reductions in consulting fees, promotional expenses and Internet development costs.

         Loss from continuing operations for the three month period ended February 24, 2001 was $120,078, as compared to a loss from continuing operations of $720,465 for the corresponding period in the prior year. The decrease was primarily the result of reductions in interest expense and selling, general and administrative expenses. These reductions were partially offset by the decrease in gross margin resulting from decreased revenues.

         Net loss for the three months ended February 24, 2001 was $120,078 as compared to a net loss of $264,623 for the three months ended February 26, 2000 resulting in a loss per share of $0.01 for the quarter ended February 24, 2001 as compared to a loss per share of $0.04 for the quarter ended February 26, 2000. The primary reason for the decrease in loss per share for the third quarter of fiscal 2001 was the decrease in loss from continuing operations as described above which was partially offset by the extraordinary gain on debt restructuring of $455,842 which was recognized during the third quarter of fiscal 2000.



RESULTS OF CONTINUING OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 24, 2001 VERSUS THE NINE MONTHS ENDED FEBRUARY 26, 2000

         Metro Global's revenues for the nine months ended February 24, 2001 decreased by $1,420,158 to $18,957,380 as compared to $20,377,538 for the nine months ended February 26, 2000. This represents a 7% decrease in revenues as compared to the corresponding period in the prior year. Revenues consisted principally of prerecorded videocassettes and DVD's, magazines, novelty items and related products. The decrease in revenues resulted primarily from decreased sales of videos, novelties and foreign film rights of approximately $2,486,000, which were partially offset by an increase in DVD, and magazine revenue of $1,066,000. The decrease was attributable to an unusually slow summer season during the first quarter of fiscal 2001 and a slower holiday season during the third quarter of fiscal 2001 as compared to fiscal 2000.

         Cost of revenues (including amortization of film costs) for the nine months ended February 24, 2001 decreased to $12,170,345 from $13,524,283 for the corresponding period in the prior year. As a percentage of revenues, cost of revenues for the nine months ended February 24, 2001 was 64% as compared to 66% for the nine months ended February 26, 2000. The improvement in the gross margin is primarily due to the reduction of costs associated with the production and duplication of videos and DVD's.

         Selling, general and administrative expenses for the nine months ended February 24, 2001 decreased $958,401, or 12%, to $7,159,565 as compared to $8,117,966 for the nine months ended February 26, 2000. Expenses decreased as a percentage of revenues to 38% for the third quarter of fiscal 2001, as compared to 40% for the corresponding period in fiscal 2000. The primary reasons for the decrease were reductions in consulting fees, promotional expenses, Internet development costs and increased expenses during the second quarter of fiscal 2000 associated with the relocation of Metro, Inc.'s west coast operation into new facilities in September, 1999.

         Loss from continuing operations for the nine months ended February 24, 2001 was $1,244,658 as compared to loss from continuing operations of $2,283,794 for the corresponding period in the prior year. The primary reasons for this decrease of 46% were reductions in selling, general and administrative expenses and interest expense totaling approximately $1,835,000 offset by a loss on sale of securities and a decrease in other income totaling $782,000 during fiscal 2001.

          Net loss for the nine months ended February 24, 2001 was $1,244,658 or $0.14 per share as compared to net loss of $1,358,912, or $0.20 per share, for the nine months ended February 26, 2000.

LIQUIDITY AND CAPITAL RESOURCES AT FEBRUARY 24, 2001

         Cash amounted to $100,143 at February 24, 2001. Net cash provided by operating activities amounted to $413,780 for the nine months ended February 24, 2001, as compared to $3,777,804 for the corresponding period in the prior fiscal year. In addition to operating activities, the primary sources of cash were: (1) payments received on notes receivable of $2,465,649; (2) proceeds from the sale of New Frontier Media, Inc. ("New Frontier") securities of $805,811; (3) proceeds from short term borrowings totaling $565,000. The primary uses of cash for the nine months ended February 24, 2001 consisted of: (1) payments on notes payable of $2,150,000; (2) investments in motion pictures and other films of $1,443,855; (3) net payments on line of credit of $505,587.

         On July 31, 1998, Metro Global entered into an 8% convertible debenture with an unrelated party in the amount of $1,000,000, which was used in the purchase of Fanzine. In connection with this transaction, Metro Global issued a warrant for 75,000 shares at a price of $4.11 and a warrant for 25,000 shares at a price of $3.29, both exercisable over two years which expired on July 31, 2000. Metro Global recorded a discount on the debenture of $157,700 for the value of the warrants. Metro Global amortized $13,142 and $59,137 of the discount to interest expense during the nine months ended February 24, 2001 and February 26, 2000, respectively.

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

         On October 28, 1998, Metro Global entered into a note payable with a third party for $1,100,000. The note, which bears no interest, was due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant agreement, Metro Global issued the lender 150,000 restricted shares of Metro Global's Common Stock. Metro Global used $507,500 of the proceeds to repurchase 198,242 shares of its outstanding Common Stock from Metro Plus, a company owned by a principal stockholder. For fiscal 1999, Metro Global made one payment of $275,000. In September 1999, Metro Global and lender agreed to a preliminary extension of the note. In October 1999, Metro Global made a $275,000 payment. Effective August 8, 2000, Metro Global renegotiated the terms for the final $550,000 due on the note payable. Under the terms of the Forbearance and Modification Agreement, the note is payable in equal monthly installments of $50,000 each. At April 12, 2001, the monthly payments for October through April 2001 were in default. As of February 24, 2001, the balance due on the note payable was $450,000.

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

         In September 1999, Metro Global signed a $4,000,000 Loan and Security Agreement with Reservoir Capital Corporation. Pursuant to the terms, Metro may borrow up to 70% of accounts receivable less than ninety days old, up to a maximum of $3,000,000. The accounts receivable borrowing base excludes foreign receivables and receivables where more than 50% of the balance is over ninety days old. Also, the borrowing base on accounts receivable owed by Capital Video Corporation ("CVC") is limited to the lesser of 30% of total accounts receivable or $1,600,000. Additionally, Metro can borrow 40% of inventory, up to a maximum of $1,000,000. Borrowings under this loan bear interest at prime rate plus 3.5% per annum. Additionally, Metro must pay a service fee of .35% per month on the average daily loan balance. Metro must pay an under utilization fee of .25% on the amount of the borrowings under $2,000,000. The loan is secured by substantially all assets of Metro. The CVC accounts receivable are guaranteed by the sole shareholder of CVC, who is a significant shareholder of Metro Global. Additionally, CVC has executed a put on the inventory of Metro in case of default. The loan was renewed in November 2000. In January 2001, certain terms of the loan agreement were revised at the lender's request. These revisions include a reduction of the borrowing base on accounts receivable owed by CVC from $1,600,000 to $1,300,000 and a reduction of the maximum inventory borrowings from $1,000,000 to $700,000. The reductions are being implemented on a pro rata monthly basis from January 2001 through June 2001. In addition, effective January 2001, the interest rate on borrowing was changed from prime plus 3.5% to prime plus 5.0% per annum. Other terms of the loan agreement are currently being negotiated with the lender. As of February 24, 2001, borrowings under the line of credit totaled $2,623,866.

         During the second and third quarters of fiscal 2001, Metro Global received advances from a related party totaling $565,000. Metro Global converted the advances into one-year notes payable with interest at 12% per annum. Proceeds from the notes were used for working capital.

         On September 29, 1999, Metro Global sold Fanzine for $4,500,000, payable in four installments. During the year ended May 27, 2000, Metro Global received payments of $2,000,000. The remaining balance was paid in two installments, one on July 31, 2000 in the amount of $1,000,000 and the second on September 13, 2000 in the amount of $1,500,000.

         Of Metro's total accounts receivable at February 24, 2001, $3,467,915 (51%) as compared to $2,151,584 (38%) at February 26, 2000, is owed by CVC, a chain of retail stores, which is wholly owned by a principal shareholder of Metro Global. Because of the amount of this receivable and the concentration of business with CVC, this receivable is monitored very closely. All amounts due from CVC are deemed collectible by Metro, and are predominantly maintained within 60 to 90 days. Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in Metro Global's financial statements.

         In fiscal 2001, Metro invested $1,443,855 in new feature films and videos. Financing for these activities has been, and will continue to be, generated through operating cash flows as well as funds received from its line of credit.

         During the second quarter of fiscal 2001, Metro sold 200,000 shares of New Frontier Common Stock for a total of $805,811 and recognized a loss of $532,189. Metro intends to sell portions of its New Frontier shares from time to time, pursuant to Rule 144. As of the close of trading on April 12, 2001, New Frontier's Common Stock was trading on the NASDAQ's Small Cap Market at a price of $3.35 per share.

         Capital expenditures during the nine months ended February 24, 2001 amounted to $182,749 as compared to $388,257 for the nine months ended February 26, 2000.

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

Forward Looking Statements

         This Form 10-QSB Report contains "forward-looking statements," including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. Such forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Among the factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements would be government actions or initiatives, such as attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials; nonpayment or materially late payment by Metro Global's largest customer, CVC, or a material decline or interruption in sales to CVC; possible legal action on present or future overdue obligations, such as the above-described default on $350,000 in aggregate payments due in October through April, 2001.

Investment in securities

         On July 21, 1999, Metro Global entered into a seven year Licensing Agreement with New Frontier. Metro Global received 500,000 restricted shares of New Frontier Common Stock plus warrants to purchase an additional 500,000 shares of New Frontier Common Stock (100,000 shares per year for five years). Metro Global valued the Common Stock and warrants at $4,787,474. The deferred revenue is being amortized over seven years. Metro accounts for the stock received as securities available for sale, in accordance with SFAS 115. At February 24, 2001, Metro Global recorded a comprehensive loss of $873,250 on the investment. Both the stock and the warrants are periodically reviewed for permanent impairment.

         As part of the Licensing Agreement, in consideration of certain services, Metro Global issued New Frontier 250,000 restricted shares of its Common Stock and warrants to purchase 250,000 shares of Common Stock (50,000 shares per year for five years). Metro Global valued the Common Stock and warrants at $716,752. The deferred expense is being amortized over five years.

         During the second quarter of fiscal 2001, Metro Global sold 200,000 shares of New Frontier Common Stock for a total of $805,811 and recognized a loss of $532,189.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
FEBRUARY 24, 2001 (UNAUDITED)


                                     ASSETS

Current Assets
--------------
  Cash                                                                 $ 100,143
  Accounts receivable, less allowance for doubtful accounts
   of $251,753                                                         3,369,933
  Accounts receivable, related party                                   3,467,915
  Inventory                                                            4,333,946
  Prepaid expenses and other current assets                              432,159
                                                                    ------------
Total Current Assets                                                  11,704,096
--------------------
Motion pictures and other films at cost, less accumulated
   amortization of $12,733,348                                         5,191,561

Property and equipment at cost, less accumulated
   depreciation of $3,328,525                                          1,829,860

Investment in securities                                               2,312,474

Deferred income taxes                                                    900,000

Other assets                                                              82,328
                                                                    ------------
Total Assets                                                         $22,020,319
                                                                    ============




                      See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
FEBRUARY 24, 2001 (UNAUDITED)


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
-------------------
  Current portion of capital lease obligations                        $ 314,580
  Short-term borrowings                                               3,638,866
  Accounts payable                                                    4,366,862
  Accrued expenses                                                    1,730,394
  Income taxes payable                                                1,019,410
                                                                   ------------
Total Current Liabilities                                            11,070,112
-------------------------
Deferred revenue                                                      3,704,593
Capital lease obligations, less current portion                          83,312
                                                                   ------------

Total Liabilities                                                    14,858,017
-----------------                                                  ------------
Minority interest                                                       (56,044)
Commitments and contingencies

Shareholders' Equity
--------------------
  Preferred stock, no par value; authorized 2,000,000
   shares; issued and outstanding, none
  Common stock, $.0001 par value; authorized 10,000,000
   shares; issued 8,828,465 shares and outstanding,
   8,630,223 shares                                                         883
  Additional paid in capital                                         16,773,217
  Accumulated deficit                                                (7,925,090)
  Accumulated other comprehensive loss                               (1,123,164)
                                                                   ------------

                                                                      7,725,846

  Less cost of treasury stock (198,242 common shares)                  (507,500)
                                                                   ------------

Total Shareholders' Equity                                            7,218,346
--------------------------                                         ------------

Total Liabilities and Shareholders' Equity                         $ 22,020,319
------------------------------------------                         ============





                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 24, 2001 AND FEBRUARY 26, 2000 (UNAUDITED)



                                                              Three Months       Nine Months       Three Months        Nine Months
                                                              Feb 24, 2001      Feb 24, 2001       Feb 26, 2000       Feb 26, 2000
                                                               (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)
                                                              -------------     -------------     --------------     --------------
Revenues                                                       $ 6,810,619       $18,957,380        $7,315,565         $20,377,538
Cost of revenues, including amortization of
 motion pictures and other films of
 $1,708,937 and $ 1,555,188 for the nine
 months respectively                                             4,532,582        12,170,345         4,672,005          13,524,283

Selling, general and administrative expenses                     2,286,894         7,159,565         3,047,817           8,117,966
                                                              -------------------------------     ---------------------------------

                                                                    (8,857)         (372,530)         (404,257)         (1,264,711)

Other income and (expenses)
  Interest expense                                                (120,975)         (419,184)         (435,302)         (1,296,579)
  Interest income                                                      259            27,411            65,197             131,181
  Other income                                                       9,495            51,834            53,897             146,315
  Loss on sale of securities                                                        (532,189)
                                                              -------------------------------     ---------------------------------

Loss from continuing operations                                   (120,078)       (1,244,658)         (720,465)         (2,283,794)

Extraordinary gain on debt restructuring                                                               455,842             455,842

Gain on sale of discontinued operations
 (net of tax)                                                                                                              372,324

Income (loss) from discontinued operations
 (net of tax)                                                                                                               96,716
                                                              -------------------------------     ---------------------------------


Net loss                                                         $(120,078)      $(1,244,658)       $ (264,623)        $(1,358,912)
                                                              ===============================     =================================


Comprehensive loss

Net loss                                                          (120,078)       (1,244,658)         (264,623)         (1,358,912)

Other comprehensive income (loss)                                  136,063          (840,116)           (3,936)             (7,006)
                                                              -------------------------------     ---------------------------------

Net other comprehensive income (loss)                             $ 15,985       $(2,084,774)       $ (268,559)        $(1,365,918)
                                                              ===============================     =================================



                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 24, 2001 AND FEBRUARY 26, 2000 (UNAUDITED)


                                                        Three months         Nine Months       Three Months        Nine Months
                                                        Feb 24, 2001        Feb 24, 2001       Feb 26, 2000       Feb 26, 2000
                                                         (Unaudited)         (Unaudited)        (Unaudited)        (Unaudited)
                                                       ------------------------------------------------------------------------

Loss Per Share:

Loss from continuing operations:
  Basic and diluted                                         $ (0.01)            $ (0.14)           $ (0.11)           $ (0.34)
Extraordinary gain on debt restructuring:
  Basic and diluted                                             $ -                 $ -             $ 0.07             $ 0.07
Gain on sale of discontinued operations:
  Basic and diluted                                             $ -                 $ -                $ -             $ 0.06
Income (loss) from discontinued operations:
  Basic and diluted                                             $ -                 $ -                $ -             $ 0.01
Net loss:
  Basic and diluted                                         $ (0.01)            $ (0.14)           $ (0.04)           $ (0.20)
Weighted average number of shares:
  Basic and diluted                                       8,630,223           8,630,223          6,798,562          6,717,502



                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE  NINE MONTHS ENDED FEBRUARY 24, 2001 AND FEBRUARY 26, 2000 (UNAUDITED)

                                                                                     2001                   2000
                                                                                 -------------          -------------
Cash flows from operating activities:
       Net loss                                                                   $(1,244,658)           $(1,358,912)

Adjustments to reconcile net loss to net cash
 provided by operating activities:
       Depreciation expense                                                           478,313                507,084
       Amortization of motion pictures and other films                              1,708,935              1,555,188
       Amortization of deferred rent                                                  (10,508)               (10,508)
       Amortization of unearned compensation                                              500                314,525
       Amortization of goodwill                                                             -                200,000
       Amortization of deferred revenue                                              (512,944)              (398,956)
       Amortization of deferred expense                                               126,033                 83,621
       Amortization of discount on debenture                                           13,142                 59,137
       Accrued interest added to note payable principal                                     -                 68,000
       Gain on sale of Fanzine                                                              -                372,324
       Loss on sale of securities                                                     532,189                      -
       Allowance for doubtful accounts                                                 46,000                206,498
       Common stock issued for consulting services                                          -                 62,815
       Common stock issued for compensation                                                 -                 43,000
       Issuance of warrants                                                                 -                175,844
       Minority interest                                                                    -                (27,346)
       Foreign exchange                                                                33,134                 (7,006)
(Increase) decrease in assets:
       Accounts receivable                                                         (1,452,243)                99,282
       Inventory                                                                      574,944               (181,649)
       Recoverable income tax                                                         339,000                      -
       Prepaid expenses and other current assets                                      (67,134)                65,208
       Other assets                                                                    66,728                (34,348)
Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                                         (290,772)             2,224,003
       Income taxes payable                                                            73,121               (240,000)
                                                                                 -------------          -------------

Total adjustments                                                                   1,658,438              5,136,716
-----------------                                                                -------------          -------------

Net cash provided by operating activities                                           $ 413,780            $ 3,777,804
-----------------------------------------                                        -------------          -------------



                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE  NINE MONTHS ENDED FEBRUARY 24, 2001 AND FEBRUARY 26, 2000 (UNAUDITED)


                                                                                      2001                  2000
                                                                                ---------------       ----------------

Cash flows from investing activities:

       Payments from notes receivable                                              $2,465,649           $         -
       Investments in motion pictures and other films                              (1,443,855)           (1,938,716)
       Purchase of property and equipment                                            (182,749)             (388,257)
       Proceeds from sale of securities                                               805,811
                                                                                ---------------       ----------------

Net cash provided by (used in) investing activities                                 1,644,856            (2,326,973)
---------------------------------------------------                             ---------------       ----------------


Cash flows from financing activities:

       Net proceeds from (payments on) line of credit                                (505,587)            1,797,894
       Proceeds on notes payable                                                      565,000                30,000
       Payments on notes payable                                                   (2,150,000)           (2,175,000)
       Payments on convertible debentures                                                   -              (150,000)
       Principal payments on capital lease obligations                               (229,445)             (316,307)
                                                                                ---------------       ----------------

Net cash used in financing activities                                              (2,320,032)             (813,413)
-------------------------------------                                           ---------------       ----------------


Net increase (decrease) in cash                                                      (261,396)              637,418

Cash, beginning of period                                                             361,539                10,216
                                                                                ---------------       ----------------

Cash, end of period                                                                  $100,143              $647,634
                                                                                ===============       ================



Supplemental disclosures of cash flow information:

       Cash paid during the period for:
              Interest                                                               $403,711           $   303,892
                                                                                ===============       ================
              Income taxes                                                           $      -           $   240,000
                                                                                ===============       ================



                See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED FEBRUARY 24, 2001 AND FEBRUARY 26, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities:

         Capital lease obligations of $411,799 were incurred during the nine months ended February 26, 2000 when Metro Global entered into capitalized leases for office equipment and machinery and equipment.

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

         During the nine months ended February 26, 2000, $105,000 of convertible debentures and accrued interest and penalties of $31,045 were converted into 83,888 restricted shares of Common Stock.

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

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 24, 2001 AND FEBRUARY 26, 2000 (UNAUDITED)
--------------------------------------------------------------------------------


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

2.  DISPOSITIONS

Fanzine International, Inc.

         On August 3, 1998, Metro Global acquired 100% of the stock of Fanzine for a cash purchase price of $4,000,000, plus contingent consideration. Fanzine, which began operations on August 1, 1997, published event driven, mainstream magazines translated into seven languages and distributed worldwide. The contingent consideration consisted of 1,000,000 restricted shares of Metro Global's Common Stock with put option rights at $8.00 per share to be exercised by the selling shareholders' during the second year on a quarterly basis, if certain minimum earnings, as defined, were met. During Fanzine's first year of operations, Metro Global had the right to call the shares at the greater of $6.00 per share or 75% of the market price. Metro Global did not call the shares. The acquisition agreement also provided for a reduction in purchase price if Fanzine's results of operations did not meet certain minimum earnings.

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

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED FEBRUARY 24, 2001 AND FEBRUARY 26, 2000 (UNAUDITED)
--------------------------------------------------------------------------------



3.  DISCONTINUED OPERATIONS

         In September 1999, Metro Global adopted a plan of disposition for Fanzine, which was sold on September 29, 1999 for approximately $4,500,000 in notes payable. The following table is a summary of the results of discontinued operations of Fanzine and Maxstone Media Group, LLC for the nine months ended February 26, 2000:


                                                               2000
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

4.  DEBT

         On October 28, 1998, Metro Global entered into a note payable with an unrelated third party for $1,100,000. The note, which bears no interest, was due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant agreement, Metro Global issued the lender 150,000 restricted shares of Metro Global's Common Stock. Metro Global recorded interest expense of $243,412 in 1999 in connection with the issuance of the restricted stock. Metro Global used $507,500 of the proceeds to repurchase 198,242 shares of its outstanding Common Stock from Metro Plus, a company partially owned by a significant shareholder. For the year ended May 29, 1999, Metro Global made one payment of $275,000. As a result, default interest at 11% per annum accrued on the note. In September 1999, Metro Global and the lender agreed to a preliminary extension of the note. Metro Global made a payment of $275,000 in October 1999. Effective August 8, 2000, Metro Global renegotiated the terms for the final $550,000 due on the note payable. Under the terms of the Forbearance and Modification Agreement, the note is payable in equal monthly installments of $50,000 each. At April 12, 2001, the monthly payments for October through April 2001 were in default. As of February 24, 2001 the balance due on the note payable was $450,000.

         On December 9, 1998, Metro Global entered into a six-month term loan agreement with an unrelated third party. Under the terms of the agreement, Metro Global borrowed $3,000,000 at an interest rate of 10% per year.
The proceeds were used toward the acquisition of Fanzine

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED FEBRUARY 24, 2001 AND FEBRUARY 26, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

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

5.  CONVERTIBLE DEBENTURES

         On July 31, 1998, Metro Global entered into an 8% convertible debenture with an unrelated party in the amount of $1,000,000, which was used in the purchase of Fanzine. In connection with this transaction, Metro Global issued a warrant for 75,000 shares at a price of $4.11 and a warrant for 25,000 shares at a price of $3.29, both exercisable over two years. Both warrants expired on July 31, 2000. Metro Global recorded a discount on the debenture of $157,700 for the value of the warrants. Metro Global amortized $13,142 and $59,137 of the discount to interest expense for the nine months ended February 24, 2001 and February 26, 2000 respectively.

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

6.  SHORT-TERM BORROWINGS

              In September 1999, Metro Global signed a $4,000,000 Loan and Security Agreement with Reservoir Capital Corporation. Pursuant to the terms, Metro may borrow up to 70% of accounts receivable less than ninety days old, up to a maximum of $3,000,000. The accounts receivable borrowing base excludes foreign receivables and receivables where more than 50% of the balance is over ninety days old. The borrowing base on accounts receivable from CVC, a related party, is limited to the lesser of 30% of total accounts receivable or $1,600,000. Additionally, Metro can borrow 40% of inventory, up to a maximum of $1,000,000. Borrowings under this loan bear interest at prime rate plus 3.5% per annum. Additionally, Metro must pay a service fee of .35% per month on the average daily loan balance. Metro must pay an under utilization fee of .25% on the amount of the borrowings under $2,000,000. The loan is secured by substantially all assets of Metro. The CVC accounts receivable are guaranteed to the lender by the sole shareholder of CVC, who is a principal shareholder of Metro Global. Additionally, CVC has executed a put on the inventory of Metro in case of default. The loan was renewed in November 2000. In January 2001, certain terms of the loan agreement were revised at the lender's request. These revisions include a reduction of the borrowing base on accounts receivable owed by CVC from $1,600,000 to $1,300,000 and a reduction of the maximum

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED FEBRUARY 24, 2001 AND FEBRUARY 26, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

inventory borrowings from $1,000,000 to $700,000. The reductions are being implemented on a pro rata monthly basis from January 2001 through June 2001. In addition, effective January 2001, the interest rate on borrowing was changed from prime plus 3.5% to prime plus 5.0% per annum. Other terms of the loan agreement are currently being negotiated with the lender. As of February 24, 2001, borrowings under the line of credit totaled $2,623,866.

     During the second and third quarter of fiscal 2001, Metro Global received advances from a related party totaling $565,000. Metro Global converted the advances into one-year notes payable with interest at 12% per annum. Proceeds from the notes were used for working capital.

     The following schedule summarizes short-term borrowings as of February 24, 2001:

                    Note Payable                           $   450,000
                    Term Loans                                 565,000
                    Line of Credit                           2,623,866
                                                           -----------
                                                           $ 3,638,866
                                                           ===========

7.   INVESTMENT IN SECURITIES

     On July 21, 1999, Metro Global entered into a seven year Licensing Agreement with New Frontier. Metro Global received 500,000 restricted shares of New Frontier Common Stock plus warrants to purchase an additional 500,000 shares of New Frontier Common Stock (100,000 shares per year for five years). Metro Global valued the Common Stock and warrants at $4,787,474. The deferred revenue is being amortized over seven years. Metro accounts for the stock received as securities available for sale in accordance with SFAS 115. At February 24, 2001, Metro Global recorded a comprehensive loss of $873,250 on the investment. Both the stock and the warrants are periodically reviewed for permanent impairment.

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

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  George Kinney v. Metro Global Media, Inc., et al. C.A. No. 99-579 (U.S.D.C.,D.R.I.)

                  On November 22, 1999, George Kinney, on behalf of himself and all other similarly situated, commenced a putative class action in the United States District Court for the District of Rhode Island against Metro Global and certain of its present or former officers and directors. Plaintiff seeks to represent a class of all person who acquired securities of Metro Global between September 13, 1996 and September 13, 1999. The Complaint alleges claim based on alleged violations of section 10(b) of the Securities Exchange Act of 1934. Plaintiff alleges that the defendants made a series of false and misleading statements concerning Metro Global's reported financial results during the class period that violated generally accepted accounting principles and ultimately caused Metro Global to restate certain financial statements. On March 15, 2000, Metro Global and certain defendants filed a motion to dismiss the complaint. The plaintiffs filed an amended complaint dated May 15, 2000 and Metro Global moved to dismiss the amended complaint on July 5, 2000. Plaintiffs filed an opposition to Metro Global's motion to dismiss on August 15, 2000. Metro Global replied to the plaintiffs' opposition on September 1, 2000. On January 16, 2001, the motion to dismiss the complaint was denied. Metro Global subsequently retained new legal counsel for representation in the action. Metro Global believes it has meritorious defenses and intends to vigorously defend this action.

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

                                    METRO GLOBAL MEDIA, INC.

                                    April 17, 2001


                                    By: /s/ Gregory N. Alves
                                        ---------------------------------------
                                            Gregory N. Alves
                                            President and Director



                                    By: /s/ Louis T. Turcotte
                                        ---------------------------------------
                                            Louis T. Turcotte,
                                            Treasurer (principal financial
                                            and accounting officer), Secretary
                                            and Director