Form 10KSB
period 2001-05-26
METRO GLOBAL MEDIA INC
filed 2001-11-07
CIK 838803

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended May 26, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _________________


                         Commission file number 0-21634
                                                -------

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB of any amendment to this Form 10-KSB. [ ]

     The issuer's revenue for the fiscal year ended May 26, 2001 was:
$25,357,902.

     The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common stock was sold or the average bid and asked price of the common stock, as of October 19, 2001 was approximately $1,313,231.

     There were 9,380,223 shares of common stock outstanding as of October 19, 2001.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format (Check one):

Yes [ ]     No [X]

                                TABLE OF CONTENTS

                                     PART I
                                     ------

ITEM 1.   BUSINESS.......................................................................3

ITEM 2.   PROPERTIES....................................................................10

ITEM 3.   LEGAL PROCEEDINGS.............................................................11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................11

                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........12

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS...................................................13

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA....................................18

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURES...............................................18

                                    PART III
                                    --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
            ACT.........................................................................18

ITEM 10. EXECUTIVE COMPENSATION.........................................................20

ITEM 11. SECURTITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................21

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................22

                                     PART IV

                                     -------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...............................................24

INDEX TO FINANCIAL STATEMENTS..........................................................F-0

PART I
------

ITEM 1.  BUSINESS
-----------------

     The following discussion contains forward looking statements. Actual results could differ materially. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements.

     Metro Global Media, Inc. ("Metro Global") is engaged in the production and distribution of erotic prerecorded videocassettes, magazines, CD-ROMs, digital versatile discs ("DVD"), and other products. Metro Global operates through its wholly owned subsidiaries and operating divisions: Metro West Studios, Inc., ("Metro Studios"), Metro, Inc. - West Coast Division ("Metro West"), Metro International Distributors ("Metro International"), Amazing Media Group, Inc. ("Amazing Media"), Amazing Direct, Inc. ("Amazing Direct"), Metro, Inc. - East Coast Division ("Metro East"), Airborne for Men, LTD. ("Airborne"). Metro Global and these subsidiaries and divisions are sometimes collectively referred to as the "Company".

     The Company produces and distributes erotic motion picture entertainment, in the form of feature films primarily on video cassettes and DVD, publishes and distributes a variety of adult magazines and markets and distributes erotic entertainment through direct mail order, e-commerce and over the Internet. Wholesale distribution of the Company's home video and DVD products is accomplished through a distribution network of wholesalers located throughout the United States, Canada and Europe. In addition, Metro East operates a regional distributorship center for the Company's motion picture titles and magazines as well as the video/DVD titles, magazines and novelty products of other companies. This 64,000 square foot Cranston, Rhode Island distribution center services retail outlets located throughout the Northeast region of the United States. Wholesale distribution of the Company's publications is accomplished through a distribution network of wholesalers located throughout the United States and Canada. Distribution throughout the rest of the United States is conducted from the 35,500 square foot Metro West's Chatsworth, California facility and international distribution is conducted through Metro International, located in Flensburg, Germany.

     In September 1999, Metro Global's Board of Directors adopted a plan to discontinue the operations of Fanzine International, Inc. ("Fanzine") and the publishing segment and instructed management to divest Fanzine by the end of fiscal 2000. On September 29, 1999, Metro Global sold Fanzine back to its former shareholders and a corporation controlled by them. See "Discontinued Operations".

     The Company, through its subsidiary Rocket Media Group LLC, was a 50% partner in Maxstone Media Group, LLC. ("Maxstone"), a producer and distributor of newsstand magazines. During the end of fiscal 2000 and the beginning of fiscal 2001 Metro Global phased out the Maxstone operation and accordingly has accounted for Maxstone as discontinued operations in the accompanying financial statements.

     Metro Global was incorporated under the name South Pointe Enterprises, Inc., in Florida in November 1987. In February 1996, Metro Global changed its name from South Pointe Enterprises, Inc. to Metro Global Media, Inc. In November 1996, Metro Global merged into an inactive subsidiary of Metro Global, Metro Sub, Inc., which merged entity changed its name to Metro Global Media, Inc.

CONTINUING OPERATIONS

Metro West Studios, Inc.:

Film and Video Production

     Through Metro Studios, the Company produces and distributes erotic motion picture entertainment, commonly referred to in the industry as "adult entertainment". This includes the production and financing of feature films (full length motion pictures produced on film), feature videos (full length motion pictures produced on videotape), and video compilations, distributed primarily on videocassettes and DVD; the distribution of pay television and cable/satellite programming; and the ownership and administration of film copyrights. The Company produces films and videos either independently or under arrangements with other producers, and is generally the principal source of financing for these motion pictures. In addition, the Company purchases outright, or licenses for distribution, completed films and videos produced by others. Acquired distribution rights may be limited to specified territories, specified media and/or particular periods of time.

     The Company strives to maintain the highest standards in the films it produces. This is evidenced by the numerous industry awards which it has received over the years. Recently, more than 30 nominations were received as well as numerous awards including; Best Box Cover Concept (AVN 2001), Best Marketing Campaign - Individual Title (AVN 2001), Best Director - Film (AVN
2001), Film of the Year (XRCO 2001), Best American Film of the Year (Venus
2000).

     The Company owns or has distribution rights to a library of approximately 4,000 titles primarily available on videocassette. Management believes the Company's 4,000 plus film and video library and extensive still photo archive is one of the most diverse and extensive libraries in adult entertainment and includes the Cal Vista line, the Amazing Collection, and twenty volumes of Taboo, one of the Company's most popular adult video series. Many of the Company's original motion picture programs have been re-edited and licensed to cable television operators. Approximately 20% of the titles in the Company's motion picture library have been obtained from third parties under distribution agreements pursuant to which the Company has acquired perpetual U.S. distribution rights, and in some cases limited foreign distribution rights, to the motion picture. The Company continues its efforts to expand its film distribution into international markets and has entered into license agreements with international distributors granting distribution rights to several of its motion picture titles in several countries outside the United States. The Company is in the process of converting its entire library of films and videos into the DVD format.

     During fiscal 2001, the Company released 4 new feature films, 107 feature videos, and 233 video compilations for a total of 344 new releases. This represents an increase of 23% compared to the 264 new titles released during fiscal 2000. However, although the number of new titles released increased in 2001, the mix was weighted more heavily in compilations and low-end videos than in fiscal 2000. As a result, revenues from domestic and foreign film rights and product distribution actually decreased. Metro West was unable to produce the number of film features and high quality video features planned for fiscal 2001 because of unexpected constraints placed on the availability of funding from its existing line of credit with Reservoir Capital Corporation as described below (See Item 6. Management's Discussion and Analysis). The Company plans to increase its efforts to distribute its library and new titles into domestic cable and satellite television markets as well as new international markets in order to maximize its return on the production costs invested in each title.

     Many of the Company's new feature film releases are edited into several versions depending on the media through which they are distributed. The Company's has entered into a variety of exclusive and non-exclusive licensing arrangements with cable and pay television operators for recent feature releases. These relationships include various types of fee arrangements, including arrangements which permit unlimited showings for a defined duration in exchange for a one-time lump sum royalty payment, arrangements for which the Company is paid a fee based on the number of subscribers to the cable station and the number of times its motion picture is shown, and arrangements pursuant to which the Company receives a commission based upon the revenues received by the pay television operators as a result of a showing of the Company's motion picture. In general, versions of the films edited for cable or pay-per-view television are less sexually explicit than the versions edited for home video distribution.

     In July 1998, the Company signed a two-year agreement with Cable Entertainment Distribution ("CED") to represent Metro for adult programming through cable, television, satellite and stand-alone systems throughout the United States. As part of the agreement, the Company signed an output agreement with Playboy Entertainment Group ("Playboy"). In July 2000, the agreements were extended for an additional two years. Under the agreement, the Company will supply Playboy with up to three features per month. During the year ended May 26, 2001, the Company contracted to supply Playboy with sixteen features as compared to twenty-eight during fiscal 2000. This significant drop in output resulted from changes in the Company's fiscal 2001 production schedule necessitated by an unexpected reduction in the availability of funds from the Company's existing credit facility with Reservoir Capital Corporation. (See Item
6. Management's Discussion and Analysis or Plan of Operation.)

     In July 1999, the Company entered into a seven-year licensing and production deal with New Frontier Media, Inc. ("New Frontier"), a publicly traded adult satellite network company. New Frontier operates "TeN:The Erotic Network" and the Extasy Network, which consists of three twenty-four hour direct to home satellite channels, and the "Pleasure" channels. The licensing arrangement allows New Frontier to utilize certain rights on the Company's adult film and video library for all formats of electronic delivery, including but not limited to dial-up Internet, Broadband Internet, Video-On-Demand, subscription and pay television, and other video delivery mechanisms.

     The production deal calls for the Company to generate more than four hundred titles over seven years, including a series of high-visibility special programming events for New Frontier's adult networks and Internet sites. In addition, the Company plans to create an original, high-end video line branded by New Frontier for distribution by the Company to the home video/DVD market. During fiscal 2001, the Company was not able to take full advantage of these opportunities due to unexpected constraints on the availability of funding from its existing line of credit with Reservoir Capital Corporation as indicated above.

     The production and distribution market of cable and satellite broadcast products is highly competitive, competing with each other as well as with other forms of adult entertainment. Furthermore, there is increasing competition from the cable and television industry evidenced by the increasing channel selections and variety of basic cable and pay television options now available. Revenues for motion picture entertainment products depends in-part on general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of and public response to the entertainment product it makes available to the market place. There is strong competition in adult cable and satellite distribution. The Company is confident that with its many years of knowledge, experience and availability of top directors, it will continue to release top selling productions in this field. Because of distribution contracts with Playboy, the Spice channel and multi-channel "New Frontier Media," along with foreign out-put agreements, management believes that the Company is and will continue to be a leader in this field.

Metro Inc. - West Coast division:

     Metro West, the Company's West Coast division, located in Chatsworth, California, duplicates, manufactures, warehouses and distributes exclusively all of Metro Studio's productions on VHS and DVD formats.

     The Company creates and designs all artwork for promotional items and packaging and contracts for printing services. Approximately 20% of the Company's videocassettes are duplicated at its own duplicating facility located in the Company's Chatsworth, California location, with the balance being contracted to independent laboratories. All DVD replication is currently outsourced.

     During 1998, the Company introduced its first Digital Versatile Discs, ("DVD"). This medium has grown dramatically since a unified single standard was finalized. Management believes that this unified DVD format will make serious inroads into the market shares of the videocassette recorder. DVD has several major advantages over competing home video delivery technologies: 1) A single 5 1/4" DVD can hold up to 135 minutes per side of high resolution digital full-motion video and audio; 2) Instant access is available to a favorite scene;
3) DVD contains significantly higher image and audio quality than laserdisc and video tape; 4) Multiple language tracks can be incorporated on one disc; and 5) A relatively low replication cost will translate into a competitive retail price for a motion picture giving this medium significant mass-market potential.

     The Company utilizes third-party designers, artists and programmers to introduce creative and technically superior products. The Company does not anticipate experiencing any material difficulties and delays in the manufacture and packaging of its products. Distribution of DVD products is accomplished through the same distribution network of wholesalers and retailers to whom the Company distributes its adult video products in the United States, Canada and Europe. Order fulfillment for the Company's videos and DVD's is coordinated through its California distribution facility, except for fulfillment in the northeastern United States which is handled by its Cranston, Rhode Island facility.

     Many DVD titles feature an automated photo gallery, full motion chapter index, star biographies and behind the scenes footage. The Company was the first to produce DVDs with True Perspectivetm multiple angle technology, which allows the viewer to watch the same moment in time from two distinctive angles.

     The Company released 140 DVD titles during fiscal 2001. This represents a 43% increase over the 98 titles released during fiscal 2000; however, it is over 30% short of the more than 200 titles that were planned for release during fiscal 2001. The planned release schedule was not maintained because of unexpected constraints placed on the availability of funding from Metro's existing line of credit as explained above. The Company plans to release in excess of 200 titles in fiscal 2002.

     There is strong competition throughout the home video and DVD industry. Several of the Company's competitors release titles on both video and DVD formats. Nearly all of the Company's products compete with other products and services that utilize leisure time or disposable income. The Company believes that it can directly compete with other distributors and that it has a competitive advantage over most because of its extensive library, extensive on-hand inventory, and experienced customer service departments. The Company also believes that its name, image, and reputation, as well as quality of its distribution, provides a significant advantage over many other competitors seeking to establish an adult distribution business.

Metro International, Inc.:

     The Company's wholly owned subsidiary, Metro International, operates an international sales office in Flensburg, Germany to handle the sales of video rights in Europe, South America and Australia. In addition to the sale of video rights, this office sells the Company's videos and DVDs in Europe. In February 1999, Metro International opened a newly expanded facility in Flensburg, Germany. Metro International generated revenues of approximately $714,000 or 3% of the Company's consolidated revenue from continuing operations during the fiscal year ended May 26, 2001 and $919,803 or 3% of the Company's consolidated revenue from continuing operations during the fiscal year ended May 27, 2000.

     Foreign distribution, especially throughout Europe, is highly competitive. Most countries have producers and distributors that release product entertainment from local talent and in their native language. The demand for American produced product has always been high in the foreign marketplace and competition from other American suppliers is strong. The focus of Metro International is to increase distribution through cable and satellite broadcast and to increase their library and inventory of DVD titles as DVD continues its extraordinary growth throughout the foreign marketplace. Management believes that none of its competitors has as diverse a library as the Company.

Amazing Media Group, Inc.:

     The Company, through its Amazing Media subsidiary, publishes and distributes a variety of adult magazines under various trade names, which it distributes through wholesalers located throughout the United States and internationally. Amazing Media capitalizes on the Company's extensive library by reproducing stills, frames, or other duplicable media and transfers the content onto a printed publication thereby maximizing the return on product costs incurred in producing films and videos. Amazing Media also benefits the Company by extending the Company trade name and increasing awareness of the Company's various products through cost effective cross-promotional techniques. Amazing Media currently publishes twenty-four magazines, which are distributed on a bi-monthly or quarterly basis. Amazing Media's net revenues totaled $2,172,464 and $294,752 for fiscal 2001 and 2000, respectively, and included foreign sales of $180,720 in fiscal 2001.

     In-house artists create productions for certain magazines while others are outsourced with independent contractors. Production contracts are negotiated on a series rather than a single title basis and are fixed-price with provisions for cost of labor, material and specification adjustments. Either Amazing Media or the production company may terminate these contracts, subject to certain limitations.

     Independent third parties print all of Amazing Media's publications. The Company uses three different printers for all of its magazine publication. The Company believes that generally there is an adequate supply of printing services available to the Company at competitive prices, should the need arise. All of Amazing Media's magazine production and printing activities are coordinated through the Company's facility located in Cranston, Rhode Island.

     The publishing and distribution of adult magazines is highly competitive, as each competes with the other as well as with other forms of entertainment. There is increased competition in the publishing industry as evidenced by the increasing number of publications released monthly. Amazing Media's magazines are well established, of high quality printing and are unique in their format. To meet with direct competition from other publishers of adult magazines as well as from all other forms of adult entertainment, the Company will continue to expand its publishing division while utilizing its magazines to cross promote the Company's Internet sites and entire adult entertainment product line.

Amazing Direct, Inc.:

AmazingDirect.com

     AmazingDirect.com, the Company's e-commerce and mail order business, allows customers to directly purchase from the Company's approximate 10,000 items inventory, including many produced by the Company. Management believes AmazingDirect.com's product database of adult videos, CD-ROMs, DVDs, magazines, novelties, and lingerie to be one of the worlds largest available online.

     The expansion and further development of e-commerce planned for fiscal 2001 was postponed due to the unexpected restrictions on the availability of funds from Metro's existing line of credit as described above. As a result, the webmaster program, equipment and system upgrades and back-end software modifications planned for fiscal 2001 have been rescheduled for the third quarter of fiscal 2002.

     Competition in mail order and e-commerce distribution is very high. The Company competes with numerous mail order houses that specialize in adult product distribution. With the Company's extensive library and large on-hand inventory of other producer's product lines, it intends to focus on e-commerce sales and distribution. It is management's belief that by adding proper marketing and backend structuring, the Company will become a leader in e-commerce distribution of adult products.

AmazingSex.com:

     AmazingSex.com, the Company's subscription based content viewing business, allows members to view full screen, full motion video clips of "behind the scenes" footage and scenes from upcoming releases as well as the extensive content of the Company's video and still photo library.

     During fiscal 2000, the Company added four additional sites that cross promote all other sites. Additional expansion and development planned for fiscal 2001 was delayed. Plans for adding additional sites and completing a database of customers and visitors to utilize for mass mailings promoting specials and new updates made to the sites were postponed as a result of unexpected constraints on the availability of funding under the Company's existing line of credit as described above. Management believes the increase in Internet sites will enable Metro to increase its traffic and market share and generate increasing revenues.

     There is strong competition throughout the Internet with respect to electronic distribution of adult media. There are currently over 30,000 adult web sites offering a range of content from free material to monthly memberships, including sites similar to the Company's. The Company meets with direct competition on the Internet by utilizing its extensive exclusive video and still photo library, along with its ability to promote new productions prior to their release.

Metro, Inc - East Coast division:

     Through Metro East's 64,000 square foot distribution center located in Cranston, Rhode Island, the Company is the largest distributor of adult products in the Northeast, servicing over 500 retail outlets throughout the Northeast and Mid-Atlantic regions. The northeast region is considered to be the top ranked marketplace in the United States for retail locations and adult consumers. Metro East's warehouse holds an inventory of over one hundred thousand items that are delivered throughout the Northeast via company owned trucks.

     Metro East is the exclusive distributor of all the Company's products as well as having distribution agreements with other best selling video producers such as Vivid Video, Wicked Pictures, VCA Pictures, Private Video, Adam and Eve, and Hustler Video. Additionally, Metro represents national novelty and adult toy manufactures such as Doc Johnson Enterprises, California Exotic Novelties, Wet International, and Topco, which represents the Hustler, Penthouse, and Spice adult toy lines.

     Metro East also distributes adult newspapers and magazines from all the major publishers such as LFP (Hustler Group), Playboy, Penthouse, Score Group, and the Company's own publishing division, Amazing Media Group, Inc.

     The warehouse is also equipped to accommodate order fulfillment for the Company's e-commerce traffic from its online superstore, Amazing Direct.com, and its direct to consumer mail order business.

     Metro East also is in the business of manufacturing and distributing Video Viewing Centers to retail locations where a user can review videos and DVDs before purchase for a fee. Generally, this fee is split 50/50 with the owner of the location. Metro maintains ownership of all equipment and is responsible for its maintenance. The expansion of this business is limited as these units can only be installed in locations where space permits and proper zoning so allows.

     The distribution markets of home video, DVD and adult products are highly competitive. There are numerous full line distributors throughout the United States that compete directly with the Company. Metro East, the largest distributor in the Northeast region of the United States, meets direct competition by carrying a large selection of products, maintaining an outstanding distribution network and competitive pricing of its products.

Airborne for Men, LTD.:

Amazing SuperStore

Franchise/Licensing Subsidiary

     Airborne engages in the sale of franchise and licensing rights to operate upscale adult orientated retail stores. Each franchise/licensed operation carries all of the products distributed by the Company. During fiscal 1999, Airborne introduced its Amazing SuperStore concept designed to strengthen the "Amazing" brand name and expand its female and couples consumer base. In May 1999, the first Amazing SuperStore was opened in Providence, Rhode Island by Capital Video Corporation ("CVC"), Metro's largest customer, which is owned by Kenneth Guarino the Company's principal shareholder. With its success, CVC converted its five existing Airborne for Men stores, as well as other existing stores, into Amazing SuperStores or Amazing Express stores.

     Competition in the adult retail store business is strong. There is limited competition in franchising and licensing of adult stores. The Company believes it is more effective to license existing adult video stores instead of franchising new locations, which is costly and time prohibitive due to site development and local zoning requirements. Licensing of existing locations allows stores to utilize the Company's proven and successful marketing, merchandising and distribution programs.

TRADEMARKS AND TRADE NAMES

     The Company owns or licenses numerous trademarks and copyrights that it uses in its video and magazine businesses. Its most important trademarks are METROtm, INTROPICStm, CAL VISTAtm, MAGMAtm, AMAZING MEDIA GROUPTM, AMAZINGtm, TOXXXICtm, METRO PRIME CUTStm, TABOOtm, ONLY THE BESTtm, CASTING CALLtm, BABES ILLUSTRATEDtm, SOHOtm, ARCUStm, SUPERSHOTStm, RAGEtm and PULSEtm. Metro Global believes it has trademark rights in these names and relies on trademark law to protect such rights. Metro Global believes that the name recognition and image that it has developed in each of its markets significantly enhance customer response to its sales promotions. Accordingly, trademarks and copyrights are important to Metro Global's business and it intends to aggressively defend them.

MAJOR CUSTOMER

     CVC, which is wholly-owned by Kenneth Guarino, the principal shareholder of Metro Global, operates 41 video and magazine retail stores either directly or through management service contracts with related parties. The locations are primarily in the Northeast and accounted for approximately 40% of the Company's net sales for the fiscal year ended May 26, 2001 and 41% of the Company's net sales for the fiscal year ended May 27, 2000. See "Item 9. Management's Discussion and Analysis and Item 12. Certain Relationships and Related Transactions". During fiscal 2001, no other customer accounted for more than 10% of the Company's net sales.

GOVERNMENT REGULATION

     The right to distribute adult videocassettes, DVD's magazines and related products is protected by the First and Fourteenth Amendments to the United States Constitution, which prohibit Congress or the various states from passing any law abridging the freedom of speech.

     The First and Fourteenth Amendments, however, do not protect the dissemination of obscene material, and several states and communities in which Metro's products are distributed have enacted laws regulating the distribution of obscene material with some offenses designated as misdemeanors and others as felonies, depending on numerous factors. The consequence for violating the state statutes varies by state. Similarly, 18

U.S.C. Sections 1460 through 1469 contain the federal prohibitions with respect to the dissemination of obscene material, and the potential penalties for individuals (including corporate directors, officers and employees) violating the federal obscenity laws include fines, community service, probation, forfeiture of assets and incarceration. The range of possible sentences require calculations under the Federal Sentencing Guidelines, and the amount of the fine and/or the length of the period of incarceration under those guidelines are calculated based upon the retail value of the unprotected materials. Also taken into account in determining the amount of the fine, length of incarceration or other possible penalty are whether the person accepts responsibility for his or her actions, whether the person was a minimal or minor participant in the criminal activity, whether the person was an organizer, leader, manager or supervisor, whether multiple counts were involved, whether the person provided substantial assistance to the government, and whether the person has a prior criminal history. In addition, federal law provides for the forfeiture of: (1) any obscene material produced, transported, mailed, shipped or received in violation of the obscenity laws; (2) any property, real or personal, constituting or traceable to gross profits or other proceeds obtained from such offense; and (3) any property, real or personal, used or intended to be used to commit or to promote the commission of such offense, if the court in its discretion so determines, taking into consideration the nature, scope and proportionality of the use of the property in the offense. Because the Company is engaged primarily in the wholesale distribution of its products to other wholesalers and/or retailers, it can regulate the communities to which it distributes its products. Management has taken steps to ensure compliance with all federal, state and local regulations regulating the content of its motion pictures and print products, by staying abreast of all legal developments in the areas in which its motion pictures and print products are distributed and by specifically avoiding distribution of its motion pictures and print products in areas where the local standards clearly or potentially prohibit distribution of these products. In light of the Company's efforts to review, regulate and restrict the distribution of its materials, management believes that the distribution of the Company's products does not violate any statutes or regulations.

     Many of the communities in the areas in which the Company intends to offer Amazing SuperStores licensing and franchises have enacted zoning ordinances restricting the retail sale of adult entertainment products. The Company intends to license Amazing SuperStores and to permit the opening of Amazing SuperStores franchises only in locations where the retail sale of adult entertainment products is permitted.

     Distribution rights to videocassettes, DVD's, magazines and CD-ROM products are also granted legal protection under the copyright laws of the United States and most foreign countries, which provide substantial civil and criminal sanctions for unauthorized duplication and exhibition. The Company plans to take all appropriate and reasonable measures to secure and maintain copyright protection for all of its products under the laws of all applicable jurisdictions.

DISCONTINUED OPERATIONS
-----------------------

     The Company purchased Fanzine on August 3, 1998. See "Business Acquisitions and Other Activities" below.

     In September 1999, the Company's Board of Directors adopted a plan to discontinue the operations of Fanzine and instructed management to divest Fanzine and its Publishing Segment by the end of fiscal 2000. Accordingly, Fanzine is reported herein as a discontinued operation for the year ended May 27, 2000 (see note 17 to financial statements). On September 29, 1999, the Company sold Fanzine back to the former shareholders of Fanzine and a company controlled by them, for $4,500,000 and the return to the Company of the 1,000,000 restricted shares of its Common Stock held by Fanzine's former shareholders. The cash portion has been paid as follows: $1,000,000 paid on October 31, 1999; $1,000,000 paid on November 30, 1999; $1,000,000 paid on June
1, 2000; and $1,500,000 paid on August 31, 2000. .

    During the end of fiscal 2000 and the beginning of fiscal 2001 the Company phased out the Maxstone operation and accordingly has accounted for Maxstone as discontinued operations in the accompanying financial statements.

BUSINESS ACQUISITIONS AND OTHER ACTIVITIES

     In August 1997, Rocket Media Group, LLC. ("Rocket"), a wholly-owned subsidiary of the Company entered into a joint venture with Salmill Enterprises, Inc. ("Salmill") for the purpose of magazine publishing. Under the terms of the agreement, Rocket contributed a sub-license agreement for the rights to certain titles, names and materials and Salmill contributed its publishing and circulation expertise into a newly formed entity Maxstone; each joint venture partner contributed $30,000. Minority interest amounted to $(56,044) at May 27, 2000. During the end of fiscal 2000 and the beginning of 2001 the Company phased out the Maxstone operation and accordingly has accounted for Maxstone as discontinued operations in the accompanying financial statements. See "Discontinued Operations" above.

     In March 1998, the Company acquired an 80% interest in Amazing Direct, a Nevada Corporation, by purchasing four hundred shares of its outstanding stock at $2.00 per share. Amazing Direct is a mail order company. In April 1999, Metro acquired the remaining shares of outstanding stock.

     On August 3, 1998, the Company acquired 100% of the stock of Fanzine for a cash purchase price of $4,000,000, plus contingent consideration in a transaction approved by the Company's Board of Directors. The contingent consideration consisted of 1,000,000 restricted shares of the Company's Common Stock with put option rights at $8.00 per share to be exercised by the selling shareholder's during the second year on a quarterly basis, if certain minimum earnings, as defined, were met. During Fanzine's first year of operations, the Company had the right to call the shares at the greater of $6.00 per share or 75% of the market price. The Company did not call the shares.

     The Fanzine acquisition was accounted for as a purchase. The excess of the purchase price over the fair market values of net assets acquired, which included, among others, licenses, trademarks, and distribution rights, was allocated to goodwill and amortized over ten years. A long-term convertible debenture and other short-term borrowing financed the cash portion of $4,000,000.

     On September 29, 1999, the Company sold Fanzine back to the former shareholders and a company controlled by the former shareholders pursuant to a Rescission and Purchase Agreement. The operations of Fanzine have been classified as discontinued operations for fiscal 2000. See "Discontinued Operations" above.

EMPLOYEES

     As of October 23, 2001, the Company and its subsidiaries employed approximately 113 persons, of which 110 are full-time employees.

ITEM 2. PROPERTIES
------------------

     Metro's principal administrative office is located in Cranston, Rhode Island and is leased from an entity principally owned by the spouse of Kenneth Guarino, Metro Global's principal shareholder. See "Item 12. Certain Relationships and Related Transactions". The facility of approximately 64,000 square feet houses Metro's administrative, editorial and operational offices; the data center, customer service, warehouse and fulfillment facilities. As of July 15, 1999, Metro relocated its California offices to an approximate 35,500 square feet of office, warehouse, distribution and duplicating laboratory space located in Los Angeles County, California. This site has a lease term expiring on June 30, 2004, with a renewal option for one additional five-year period, subject to certain terms and conditions. Metro International has warehouse and office space located in Flensburg, Germany totaling approximately 1,700 square feet with a five-year lease term.

     Maxstone and Fanzine were located in New York City, New York occupying approximately 3,045 square feet of office space under a five year, two month lease term expiring on May 30, 2003. The lease was assumed by Fanzine effective September 29, 1999 upon the sale of Fanzine. See "Discontinued Operations" above.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

George Kinney v. Metro Global Media, Inc., et al.
C.A. No. 99-579 (U.S.D.C.,D.R.I.)

     On November 22, 1999, George Kinney, on behalf of himself and all other similarly situated, commenced a putative class action in the United States District Court for the District of Rhode Island against Metro Global and certain of its present or former officers and directors. Plaintiff seeks to represent a class of all persons who acquired securities of Metro Global between September 13, 1996 and September 13, 1999. The Complaint alleges violations of section 10(b) of the Securities Exchange Act of 1934. Plaintiff alleges that the defendants made a series of false and misleading statements concerning Metro Global's reported financial results during the class period that violated generally accepted accounting principles and ultimately caused Metro Global to restate certain financial statements. On March 15, 2000, Metro Global and certain defendants filed a motion to dismiss the complaint. The plaintiffs filed an amended complaint dated May 15, 2000 and Metro Global moved to dismiss the amended complaint on July 5, 2000. Plaintiffs filed an opposition to Metro Global's motion to dismiss on August 15, 2000. Metro Global replied to the plaintiffs' opposition on September 1, 2000. By order dated January 16, 2001, the Court denied Metro Global's motion to dismiss the amended complaint. On April 5, 2001, Metro Global retained new legal counsel for representation in the action. Metro Global filed an answer to the complaint on May 4, 2001. The Court has scheduled a conference for November 13, 2001 and thereafter it is anticipated that a discovery process will be conducted to determine whether the plaintiff is a proper class representative. Metro Global believes it has meritorious defenses that will enable it to secure a cost effective settlement before trial or, in the event of trial, that it will prevail.

New England Phoenix Co., Inc. vs. Metro Global Media Inc., and United Stock Transfer, Inc.
C.A. 01CV11544GAO  (U.S. D. C..,  D MA)

     On September 7, 2001, a Complaint was filed against Metro Global and its stock transfer agent in the United States District Court for the District of Massachusetts. The Complaint alleges that Metro Global improperly canceled certain shares of stock standing in the name of the plaintiff's predecessor in interest and that Metro Global engaged in other tortuous behavior. Metro Global has obtained an extension of time to respond to the Complaint. Metro Global denies any wrongdoing and believes it has meritorious defenses that will enable it to secure a cost effective settlement before trial or, in the event of trial, that it will prevail.

     Except for the actions described above, there are no material legal proceedings pending against Metro Global or its subsidiaries other than routine litigation that is incidental to the business.

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

                                        COMMON STOCK*
                                     HIGH BID    LOW BID

Fiscal Year Ended May 26, 2001
------------------------------
First Quarter                        $ 0.5500    $ 0.4400
Second Quarter                       $ 0.5000    $ 0.2200
Third Quarter                        $ 0.2500    $ 0.1000
Fourth Quarter                       $ 0.1100    $ 0.0900

Fiscal Year Ended May 27, 2000
------------------------------
First Quarter                        $ 3.2500    $ 1.7190
Second Quarter                       $ 1.7500    $ 1.5310
Third Quarter                        $ 0.9300    $ 0.3200
Fourth Quarter                       $ 0.9600    $ 0.4100


     *Such market quotations reflect the high and low prices for Metro Global's securities as quoted by dealers without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

     At May 26, 2001 there were 399 holders of record of Metro Global's Common Stock.

     Metro Global did not pay any cash dividends during its last two fiscal years and the Board of Directors does not contemplate doing so in the foreseeable future. Any decision as to future payment of dividends will depend on the earnings and financial condition of Metro Global and such other factors as the Board of Directors deems relevant.

SALES OF UNREGISTERED SECURITIES

     On December 31, 1996, in conjunction with the termination of an employment agreement with Kenneth Guarino, the Company granted Mr. Guarino options to purchase up to 200,000 shares of the Company's Common Stock at a price of $1.50 per share expiring on December 31, 2006. On February 12, 2001, the options were canceled.

     On March 23, 1998, the Company entered into two convertible debentures with related parties. On December 31, 1999, one of the debentures, including accrued interest, was converted into 847,778 restricted shares of the Company's Common Stock. The second debenture and accrued interest was assumed by CVC, the Company's principal customer that is wholly owned by the company's principal shareholder, and the accounts receivable due from CVC was reduced accordingly.

     On July 1, 1998, the Company entered into a convertible debenture with a related party. On July 1, 1999, in conjunction with an extension of the due date, warrants were issued to purchase 50,000 shares of the Company's Common Stock for $2.58 per share. On December 31, 1999, the debenture and accrued interest were assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

    On August 1, 1998, the Company entered into notes payable with related parties. On August 1, 1999, in conjunction with an extension of the due date, warrants were issued to purchase 115,000 shares of the Company's Common Stock for $2.58 per share, exercisable for a term of five years. On December 31, 1999, one of the notes, including accrued interest, was converted into 781,250 shares of the Company's Common Stock. The other note and accrued interest were assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

     On October 28, 1998, the Company entered into a note payable with an unrelated third party. In consideration of the loan, Metro Global issued the lender 150,000 restricted shares of the Company's Common Stock.

     On December 9, 1998, the Company entered into a term note with an unrelated third party. As part of the transaction, the Company issued the lender warrants to purchase 350,000 shares of Common Stock at a price of $3.00, expiring on December 31, 2001 and 100,000 shares of Common Stock.

     On March 19, 1999, the Company entered into a consulting agreement with Kenneth Guarino. Pursuant to the agreement, Mr. Guarino was granted options to purchase up to 100,000 shares of the Company's Common Stock at a price of $2.00 per share, exercisable for a period of five years. On February 12, 2001, the options were canceled.

     On June 30, 1999, the Company entered into a note payable with a related party. On December 31, 1999, the note payable and accrued interest was converted into 87,847 restricted shares of the Company's Common Stock.

     On July 21, 1999, the Company entered into a seven-year licensing agreement with New Frontier Media, Inc. ("New Frontier"). In exchange for certain services, the Company issued New Frontier 250,000 restricted shares of its Common Stock and warrants to purchase 50,000 shares of Common Stock per year for five years.

     During the year ended May 27, 2000, Dennis Nichols, President of Metro, Inc., received 100,000 shares of the Company's Common Stock.

     On September 17, 2001, the Company issued 750,000 restricted shares of its Common Stock in payment of $100,000 in consulting services provided during the year ended May 26, 2001. The services, which related to mail order, marketing and general business consulting, were provided by the mother of Greg Alves, President of Metro Global, under the terms of an agreement dated July 1, 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

INTRODUCTION

     As described more fully below in Note 3 to the Consolidated Financial Statements, in September 1999, the Company sold its Fanzine subsidiary. In addition, the operation of its Maxstone subsidiary was phased out during the end of fiscal 2000 and the beginning of fiscal 2001. As a result, the Company has reported Fanzine and Maxstone as discontinued operations for the years ended May 26, 2001 and May 27, 2000. Accordingly, unless specifically noted to the contrary, the following discussion under this Item 6 refers to only the results of the Company's continuing operations, to the exclusion of the discontinued operations of Fanzine and Maxstone.

     The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

RESULTS OF OPERATIONS

     Metro Global's revenues for fiscal 2001 decreased by 9% to $25,357,902 as compared to $27,789,050 for fiscal 2000. The decrease in revenues of approximately $2,431,000 was primarily attributable to reductions in Metro Studios' planned production schedule for fiscal 2001, which affected the number and type of new titles available for release. As a result, domestic and foreign revenues from film rights and product distribution decreased by $4,309,000. This decrease was partially offset by an increase in Amazing Media's magazine revenues totaling $1,878,000. Fiscal 2001 was Amazing Media's first full year of operations.

     Changes to the fiscal 2001 production schedule were required because of an unexpected reduction in excess of $500,000 in the availability of funds from the Company's existing credit facility with Reservoir Capital Corporation (for further discussion, see "Liquidity and Capital Resources" below). As a result, the Company released 484 new titles on video and DVD compared to the planned release of 675 new titles. Further, the mix of these new releases was weighted more heavily towards compilations and low-end videos than the Company's new releases in fiscal 2000. The Company's production expenditures for fiscal 2001 decreased by 40% to $1,743,000, as compared to $2,893,000 in fiscal 2000.

     In response to this reduction in production revenue, management instituted programs to reduce inventory levels, negotiate extended payment terms with suppliers of products and services, and reduce costs and control expenses. As a result of these efforts, as well as the proceeds generated from a partial disposition of its investment in securities, Metro Global was able to satisfy the demands of its lender while maintaining minimal production levels in order to meet its contractual obligations and maintain its established customer base and revenue streams.

     In the last quarter of fiscal 2001, the Company obtained $1,000,000 in alternative financing to fund the production of specific titles for release in fiscal 2002. Repayment of these advances is due over a period of 12 months beginning in January 2002, and a royalty will be due on these titles at the rate of $1.00 for each DVD sold through June 2003, with monthly payments beginning in January 2003 and ending in February 2004. However, the Company needs additional financing to achieve its planned production schedule for fiscal 2002. (For further discussion, see "Liquidity and Capital Resources" below.)

     Cost of revenues (including amortization of film costs) as a percentage of revenues was 67% for fiscal 2001 as compared to 65% for fiscal 2000. The increase resulted primarily from: (1) fixed expenses related to amortization of film costs being apportioned over reduced revenues and (2) a change in product mix more heavily weighted in lower margin magazines as opposed to videos and DVD's which generally have higher margins. The shift in product mix was attributable to the reduced production schedule discussed above. If the Company obtains adequate financing to fund its planned production schedule, management believes that gross margins will improve as a result of increased revenues and a shift back to a more favorable product mix. However, there is no assurance the Company will be able to secure the additional financing and/or generate the cost savings necessary to fund its planned production. (See "Liquidity and Capital Resources".)

     Selling, general and administrative expenses decreased by 14% to $9,307,813 (37% of revenues) for fiscal 2001 as compared to $10,777,958 (39% of revenues) for fiscal 2000. The reduction of approximately $1,470,000 was primarily attributable to: (1) decreases in professional fees; (2) reductions in promotional activities and trade show participation; and (3) the absence of fiscal 2000 expenses associated with the relocation of Metro West's operation into a new facility and internet development costs.

     A significant portion of the reduction in selling, general and administrative expenses during fiscal 2001 was attributable to cost reduction and expense control programs implemented by management in response to unexpected reductions to its line of credit as discussed above. Management will continue to focus on identifying and implementing operating improvements, procedures and controls that reduce costs, increase efficiency and enhance profit margins.

     Interest income decreased by 74% to $51,586 for fiscal 2001 as compared to $195,320 for fiscal 2000. The reduction of approximately $143,700 was attributable to the repayment in fiscal 2001 of the note receivable related to the sale of Fanzine.

     The Company reported a loss from continuing operations of $5,161,288 for fiscal 2001 as compared to $1,455,743 for fiscal 2000. In addition to the shift in production schedule due to reduced availability of funds, as discussed above, the increase of $3,705,545 was primarily attributable to the loss on sale of securities and the write down of the remaining investment in securities at May 26, 2001 to estimated net realizable value.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of continuing losses, the Company is experiencing cash flow problems and is in default under a note payable owed to an unrelated third party (see below for further discussion). The Company's line of credit is also in default as a result of failure to comply with certain financial ratio requirements. The Company has a significant unpaid tax liability for the year ended May 27, 2000. The Company has not received a commitment from the lender to renew the line of credit which expires in November 2001 and has not obtained replacement or supplemental financing, and there can be no assurance of such renewal or new financing. The Company's accounts receivable balance from CVC, its primary customer and a related party was approximately $3,500,000 at May 26, 2001, of which approximately $750,000 was over ninety days.

     These factors create an uncertainty regarding the Company's ability to continue as a going concern. The Company's management has developed a business plan that includes a reduction in product costs, improved inventory control, and personnel restructuring. In addition, management plans selected price increases and business development. Cash flow improvements are planned through a reduction of the related party accounts receivable over a thirty-six week period. The ability of the Company to continue as a going concern is dependent on the success of these plans.

     The decreases in cash and inventory were related to the unexpected reduction in the availability of funds from the Company's existing line of credit as discussed above under "Results of Operations". Accounts receivable from related parties increased during fiscal 2001 as a result of extended payment terms granted at the request of CVC, the primary related party and the Company's major customer. Payment terms were extended to accommodate CVC's major expansion into three additional states with 10 new retail locations. The commitment to provided extended payment terms was made to CVC prior to Reservoir Capital Corporation's demands for reductions in funding levels available under its line of credit with the Company. As a condition of the arrangement, CVC agreed to a charge back of $244,843 from Metro for all pricing discounts allowed from December 2000 through March 2001. In addition, CVC's discount program was reduced effective April 2001.

     The Company has implemented a plan with CVC and its related parties whereby remittances and shipments against open orders will be monitored over a 36-week period ending in April 2002. At the end of that period CVC and its related parties have committed to reduce their accounts receivable to approximately $2,000,000 or between 60 to 75 days of billing.

     Of the Company's total accounts receivable at May 26, 2001, $3,545,765 (56%) as compared to $2,440,548 (45%) at May 27, 2000 was owed by CVC and related parties. CVC, which is wholly owned by Kenneth Guarino who is also the principal shareholder of the Company, operates 41 retail locations either directly or through management service contracts with related parties. Because of the amount of this receivable and the concentration of business with CVC, this receivable is monitored very closely. All amounts due from CVC are maintained within the agreed upon extended terms and are deemed collectible by the Company. (See "Item K. Certain Relationships and Related Transactions"). Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in the Company's financial statements.

     Net cash provided by operating activities was $749,769 for fiscal 2001 as compared to $2,299,583 for fiscal 2000. In addition to operating activities, the primary sources of cash were: (1) payments from notes receivable totaling $2,465,649; (2) proceeds from notes payable of $1,065,000 and (3) proceeds from the sale of securities totaling $805,811.

     The primary uses of cash for fiscal 2001 consisted of: (1) payments on notes payable of $2,715,000; (2) investments in motion pictures and other films of $1,742,975; and (3) net payments on the line of credit of $496,240.

     On September 30, 1999, the Company sold Fanzine for $4,500,000, payable in four installments. During the year ended May 27, 2000, the Company received payments of $2,000,000. The remaining balance was paid in two installments; the first on July 31, 2000 in the amount of $1,000,000 and the second on September 13, 2000 in the amount of $1,500,000.

     During the second quarter of fiscal 2001, the Company sold 200,000 shares of New Frontier Common Stock for a total of $805,811 and recognized a loss of $532,189. During the first quarter of fiscal 2002, the Company sold an additional 207,850 shares for a total of $546,887 and recognized a loss of $843,630. The Company intends to sell portions of its New Frontier shares from time to time, pursuant to Rule 144. As of the close of trading on October 23, 2001, New Frontier's Common Stock was trading on the NASDAQ's Small Cap Market at a price of $2.51 per share.

     In fiscal 2001, Metro Global invested $1,742,975 in new films and videos. Financing for these activities has been and will continue to be generated through operating cash flows, funds received from its line of credit, as well as alternate financing sources as described below.

     Capital expenditures for fiscal 2001 amounted to $183,150 as compared to $384,745 for fiscal 2000. The Company anticipates that its capital expenditures for fiscal 2002 will be approximately $200,000 to $400,000 primarily used for computer equipment upgrades and information system development.

     On March 23, 1998, the Company entered into two 12% convertible debentures totaling $500,000 with related parties. Both notes were due on March 23, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. Proceeds from the debentures were used for working capital. In March 1999, the debentures' due dates, including accrued interest of $60,000 (which was added to the notes principal), were extended until March 23, 2000. On December 31, 1999, one of the debentures, including the accrued interest due under such debenture, was converted into 847,778 restricted shares of the Company's Common Stock. The second debenture and accrued interest was assumed by CVC, the Company's principal customer that is wholly owned by the Company's principal shareholder, and the accounts receivable due from CVC was reduced accordingly.

     On July 1, 1998, the Company entered into a 12% convertible debenture totaling $200,000 with a related party. The note was due on July 1, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. The Company recorded $60,248 of interest expense relating to the embedded beneficial conversion feature. Proceeds from the debenture were used for working capital. On July 1, 1999, the debenture's due date was extended until July 1, 2001. In conjunction with the extension, warrants were granted to purchase 50,000 shares of the Company's Common stock for $2.58 per share. The Company recorded interest expense of $52,000 in connection with the issuance of the warrants in fiscal 2000. On December 31, 1999, the debenture and accrued interest were assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

     On August 1, 1998, the Company entered into notes payable totaling $1,000,000 with related parties. The notes, which bear interest at 8%, were due August 1, 1999. Proceeds from the notes were used in the acquisition of Fanzine. In October 1998, the notes were reduced by $600,000 for the exercise of warrants. On August 1, 1999, the notes' due dates were extended for one year. In consideration of the extension, the interest rate increased from 8% to 10% and warrants were issued to purchase up to 115,000 shares of Common Stock at a price of $2.58, exercisable for a term of five years. The Company recognized interest expense of $100,050 during fiscal 2000 in connection with the issuance of the warrants. On December 31, 1999, one of the notes and accrued interest of $281,250 was converted into 781,250 shares of the Company's Common Stock. On December 31, 1999, the other note and accrued interest totaling $183,250 was assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

     On July 31, 1998, the Company entered into an 8% convertible debenture with an unrelated party in the amount of $1,000,000, which was used in the purchase of Fanzine. In connection with this transaction, the Company issued a warrant for 75,000 shares at a price of $4.11 and a warrant for 25,000 shares at a price of $3.29, both exercisable over two years which expired on July 31, 2000. The Company recorded a discount on the debenture of $157,700 for the value of the warrants. The Company amortized $13,142 and $78,850 of the discount to interest expense for fiscal 2001 and 2000, respectively.

     The $1,000,000 debenture was to mature on July 31, 2000. Interest was payable on a quarterly basis. The holder of the debenture was entitled to convert the principal value into the Company's Common Stock at a discounted market price as defined in the debenture agreement. For fiscal 2000, $105,000 of convertible debentures plus accrued interest and penalties were converted into 83,888 restricted shares of the Company's Common Stock. On February 25, 2000, the Company entered into a Forbearance and Modification Agreement with the lender. Under the terms of the agreement, the Company made a payment of $150,000 upon execution of the agreement. The remaining balance of $850,000 was secured by the pledge of 200,000 shares of New Frontier's Common Stock owned by the Company. This balance was paid in two equal installments in July and October 2000, and the 200,000 shares of New Frontier's Common Stock were returned to the Company.

     On October 28, 1998, the Company entered into an unsecured note payable with an unrelated third party for $1,100,000. The note, which bears no interest, was due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant agreement, the Company issued the lender 150,000 restricted shares of the Company's Common Stock. The Company used $507,500 of the proceeds to repurchase 198,242 shares of its outstanding Common Stock from Metro Plus, a company owned by a principal stockholder. For fiscal 1999, the Company made one payment of $275,000. In September 1999, the Company and lender agreed to a preliminary extension of the note. In October 1999, the Company made a $275,000 payment. Effective August 8, 2000, the Company renegotiated the terms for the final $550,000 due on the note payable. Under the terms of the Forbearance and Modification agreement, the note was to be paid in equal monthly installments of $50,000 each. Payments on the note have been in default since October 2000 and the loan balance of $450,000 bears interest at the default rate of 11% per annum. As of May 26, 2001, the balance due on the note payable, including accrued interest was $480,242. At October 23, 2001, the note balance of $480,584 including accrued interest remained in default.

     On December 9, 1998, the Company entered into a six-month term loan agreement with an unrelated third party. Under the terms of the agreement, the Company borrowed $3,000,000 at an interest rate of 10% per year. The proceeds were used toward the acquisition of Fanzine and to fund working capital. In connection with this transaction, the Company issued warrants to purchase up to 350,000 shares of Common Stock at a price of $3.00, expiring on December 31, 2001. The Company recorded interest expense of $577,000 for the valuation of the warrants. Additionally, the Company issued 100,000 shares of Common Stock and recorded $187,500 of interest expense. In September 1999, the Company and this lender agreed to an extension, under which the Company paid $1.3 million upon closing a financing with Reservoir Capital Corporation. In November 1999, the Company paid the lender an additional $600,000 from the proceeds of the sale of Fanzine. The final payment of $1.2 million (which includes $100,000 of interest) was paid directly from the proceeds of the final payment from the sale of Fanzine, which was received on September 13, 2000. In connection with the restructuring of the two notes payable, the Company recognized $337,475 of extraordinary income for the forgiveness of interest and penalties in fiscal 2000.

     On June 30, 1999, the Company entered into a one-year note payable at an interest rate of 10% with a related party for $30,000. Proceeds from the note were used for working capital. On December 31, 1999, the note payable and accrued interest was converted into 87,847 restricted shares of the Company's Common Stock.

     In September 1999, the Company signed a $4,000,000 Loan and Security Agreement with Reservoir Capital Corporation which, in November 2000 was renewed until November 2001. The Company may borrow up to 70% of accounts receivable less than ninety day old, up to a maximum of $3,000,000. The accounts receivable borrowing base excludes foreign receivables and receivables where more than 50% of the balance is over ninety days old. Also, the borrowing base on accounts receivable owed by CVC is limited to the lesser of 30% of total accounts receivable or $1,300,000. Additionally, the Company can borrow 40% of inventory, up to a maximum of $700,000. The Company must pay a service fee of .35% per month on the average daily loan balance. The Company must pay an under utilization fee of .25% on the amount of the borrowings under $2,000,000. The loan is secured by substantially all of the assets of the Company. The CVC accounts receivable are guaranteed by the sole shareholder of CVC, who is also a significant shareholder of the Company. In addition, CVC has pledged its inventory to secure the loan.

     In January 2001, certain terms of the loan agreement were revised at the demand of the lender. These revisions included a reduction of the borrowing base on accounts receivable owed by CVC from $1,600,000 to $1,300,000 and a reduction of the maximum inventory borrowings from $1,000,000 to $700,000. The reductions were implemented on a pro rata monthly basis from January 2001 through June 2001. In addition, effective January 2001, the interest rate on borrowings changed from prime plus 3.5% to prime plus 5.0% per annum. The loan agreement is currently in default as a result of the Company's failure to comply with certain financial ratio requirements. As of October 23, 2001 borrowings under the line of credit totaled $2,464,649.

     During the second and third quarters of fiscal 2001, the Company received advances from a related party totaling $565,000. The Company converted the advances into one-year notes payable with interest at 12% per annum. Proceeds from the notes were used for working capital. The notes, including interest of $25,325, were paid on May 20, 2001.

     During the last quarter of fiscal 2001, the Company was able to obtain an alternate financing source to supplement the funding requirements of its film production schedule. On April 24, 2001 a limited partnership, Metro Media Investors I, LP ("Media Investors") was formed with Metro International as its General Partner. Media Investors was funded with $1,000,000 from its Limited Partner. At May 26, 2001, the Company had received $500,000 in advances from Media Investors to fund the production of specific titles. The remaining available funds were advanced to the Company during the first quarter of fiscal 2002 to fund additional titles. Repayment of the advances is structured to coincide with the anticipated cash flow stream from the specific titles being produced. The Company is obligated to repay these advances over a period of twelve months beginning in January 2002. In addition, a royalty will be paid to Media Investors for the specific titles financed at the rate of $1.00 for each DVD sold through June 2003 with monthly payments beginning January 2003 and ending February 2004. The royalty payment is guaranteed to yield a minimum return of 15% per annum to the Limited Partner.

     As discussed above, the Company is experiencing cash flow problems and factors exist that create an uncertainty regarding the Company's ability to continue as a going concern. The Company's credit facility under the above-described Loan and Security Agreement with Reservoir Capital Corporation is renewable on an annual basis with the next renewal due in November 2001. The Company is also exploring additional sources of short term borrowing, but has no commitments, understandings or agreements and there can be no assurance that such additional financing will be available. If the Company lost, or sustained additional reductions to, its existing credit line financing with Reservoir Capital Corporation and was unable to replace it with suitable alternative capital sources, there would be a materially adverse effect on its contemplated production of new films and videos and, potentially, its financial condition. As discussed in Item 5. Market For Registrant's Common Equity and Related Stockholder Matters, the Company's Common Stock was delisted from the NASDAQ Small Cap Market on December 7, 1999. The light and sporadic trading volume of the Company's Common Stock on the "pink sheets" materially and adversely affects the Company's ability to raise capital through new issuances of equity or convertible securities.

Forward Looking Statements

     This Form 10-KSB Report contains "forward-looking statements," including statements in "Management's Discussion and Analysis or Plan of Operation," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. Such forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Among factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements would be the Company's failure to obtain additional sources of financing, as discussed above; government actions or initiatives, such as attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials; nonpayment or materially late payment by Metro Global's largest customer, CVC, or a material decline or interruption in sales to CVC; possible legal action on present or future overdue obligations, such as the above-described default on $450,000 in aggregate payments due in October, 2000 through June, 2001.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
--------------------------------------------------

     The consolidated financial statements and supplemental data of Metro Global and the report of independent auditors thereon set forth at pages F-1 through F-25 herein are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURES
---------------------

     As reported in the Company's Current Report on Form 8-K, dated June 28, 1999, on June 22, 1999, the Company's accounting firm at that time, Grant Thornton, LLP resigned and, as reported in the Company's Current Report on Form 8-K, dated July 20, 1999, on July 16, 1999 the Company appointed the accounting firm of Imowitz Koenig & Co., LLP as independent accountants for fiscal 1999. There have been no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with the Company's previous accountants.

PART III
--------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------

     The following table sets forth all of the current directors and executive officers of the Company, their ages and the offices they hold with the Company as of October 23, 2001. Executive officers and employees serve at the discretion of the Board of Directors. All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been duly elected and qualified.

Name                   Age     Position
----                   ---     --------

Gregory N. Alves       34      President and Director

Alan S. Casale         52      Director

Louis T. Turcotte      53      Chief Financial Officer, Treasurer, Secretary and
                               Director

     Gregory N. Alves is currently the President of Metro Global. Mr. Alves joined Metro Global in March 1998 as Vice-President and General Manager of West Coast operations. From 1996 until joining Metro Global, Mr. Alves served as general manager of Elegant Angel, a competitor of Metro. Prior to this, Mr. Alves owned VG Video, located in San Diego. Mr. Alves has extensive experience in the production, promotion and marketing aspects of the industry. Mr. Alves possesses an ownership interest in a production company employed by Metro Global, which received payments of approximately $120,000 and $110,000 from Metro Global during fiscal 2001 and 2000, respectively. Mr. Alves received his Bachelor's degree in Business Administration from National University. Mr. Alves was appointed to the Board of Directors in September 1999.

     Alan S. Casale has been a principal in the accounting firm of Casale, Caliri, and Jeroma since its inception in 1996. Prior to 1996, Mr. Casale was a principal in the accounting firm of Cardello, Riccitelli & Casale, which he joined in 1987. Cardello, Riccitelli & Casale were the auditors of record of Metro Global from December 1992 to February 1993, and audited the financial statements of the Company for the years ended May 31, 1992, and May 31, 1991. Mr. Casale, who specializes in taxation, valuation and litigation services, has over 25 years of experience in both the private and public sectors. Mr. Casale, a certified public accountant, received both his Bachelor of Science and Master of Taxation degrees from Bryant College. Mr. Casale is a member of both the American Institute and Rhode Island Society of Certified Public Accountants. Mr. Casale was appointed a Director of Metro Global in 1995.

     Louis T. Turcotte was elected Chief Financial Officer, Treasurer and Secretary of Metro Global and appointed to its Board of Directors in December 2000. From September 1998 until December 2000, Mr. Turcotte was the Chief Financial Officer and Treasurer of Capital Video Corporation which operates a chain of retail stores and is wholly-owned by Kenneth Guarino, a principal shareholder of Metro Global. Mr. Turcotte has over 30 years experience in both the public and private sectors and has held various financial executive positions. Mr. Turcotte has been a certified public accountant since 1972 and is a member of the American Institute and Rhode Island Society of Certified Public Accountants. Mr. Turcotte received his undergraduate degree from Boston College and a Masters Degree in Accounting from Northeastern University,

     In addition to the directors and executive officers listed above, Dennis Nichols is expected to make a significant contribution to the business of the Company and its subsidiaries. Dennis Nichols, 52, has served as President and sole Director of Metro, Inc. since its inception in 1990. From March 1992 to November 1994, Mr. Nichols served as President, Treasurer, Secretary and Director of Capital Video Corporation, which operates a chain of retail video stores in the northeastern United States and is wholly owned by Kenneth Guarino who is also the principal shareholder of the Company.

     No director or executive officer serves pursuant to any arrangement or understanding between him and any other person(s), other than arrangements or understandings with directors and officers acting solely in their capacity as such. There are no family relationships among directors and executive officers of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater then 10% stockholders are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that, during fiscal 2001, all Section 16(a) filing requirements were complied with in regards to its officers, directors and greater than 10% beneficial owners except that: (1) Briana Investment Group, LLP, Kenneth Guarino and Alan Casale are late in filing Form 5 statements with respect to the fiscal year ended May 26, 2001 and (2) Gregory Alves and Louis Turcotte are late in filing their initial statements of beneficial ownership on Form 3.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     The following table summarizes all compensation paid to the person who served as President of Metro Global during the fiscal year ended May 26, 2001 (the "Named Executive Officer"). No other executive officer earned compensation and bonus exceeding $100,000 during the fiscal year ended May 26, 2001.

                               Annual Compensation      Long Term Compensation
-------------------------------------------------------------------------------------------------------------------

Name and Principal                                      Other                   Securities                   All
Position                 Fiscal                         Annual                  Underlying                   Other
                          Year      Salary     Bonus     Comp.       Awards      Options        Payouts      Comp.
-------------------------------------------------------------------------------------------------------------------
Gregory N. Alves
President (1)             2001      $75,000      -         -           -           -               -            -
                          2000      $75,000      -         -           -           -               -            -
                          1999      $75,000      -         -           -           -               -            -
-------------------------------------------------------------------------------------------------------------------


(1) Mr. Alves owns a production company employed by the Company, which received payments of $120,000 and $110,000 from the Company during fiscal 2001 and 2000, respectively. See "Item 12. Certain Relationships and Related Transactions."

OPTIONS GRANTED IN LAST FISCAL YEAR

    The Company did not grant stock options to the Named Executive Officer during the fiscal year ended May 26, 2001.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUE OF UNEXERCISED OPTIONS

    The Named Executive Officer did not exercise any options for stock of the Company during the fiscal year ended May 26, 2001. The following table sets forth information related to the Named Executive Officer with respect to the unexercised options held by him as of the end of the fiscal year ended May 26, 2001.

            Aggregated Options/SAR Exercises in Last Fiscal Year and
                       Fiscal Year-End Option/SAR Values

                                                                       Number of             Value of Unexercised
                                                                 Securities Underlying     In-the-Money Options/SARs
                                                                Unexercised Options/SARs          at FY-End
                                                                       at FY-End
                                                                      Exercisable/               Exercisable/
                          Shares Acquired on        Value            Unexercisable              Unexercisable
                               exercise           Realized
          Name                    (#)                ($)
----------------------------------------------------------------------------------------------------------------------

          None                    -0-                -0-                  -0-                         -0-

----------------------------------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

     The Company does not currently pay or intend to pay compensation to its directors for their services in that capacity; however, directors who are not employees are reimbursed for out-of-pocket expenses incurred in connection with their attendance at Board of Directors or committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth certain information regarding the Company's Common Stock beneficially owned as of October 19, 2001 (i) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock and (ii) by each of the Company's directors, Named Executive Officer and by all executive officers and directors as a group.

                                                 NO. OF SHARES OF COMMON                PERCENTAGE OF BENEFICIAL
NAME AND ADDRESS                                 STOCK BENEFICIALLY OWNED                     OWNERSHIP (1)
--------------------------------------------------------------------------------------------------------------------
NAMED EXECUTIVE OFFICERS
AND DIRECTORS
--------------------------------------------------------------------------------------------------------------------
Louis T. Turcotte                                          -0-
113 Lucy Lane                                                                                       *
Somerset, MA  02726
--------------------------------------------------------------------------------------------------------------------
Alan S. Casale
1140 Reservoir Avenue                                     1,220                (2)                  *
Cranston, RI  02920
--------------------------------------------------------------------------------------------------------------------
Gregory N. Alves                                         838,180               (3)                8.94
5150 Avenida Hacienda
Tarzana, CA  91356
--------------------------------------------------------------------------------------------------------------------
All executive officers
and directors as a
group (5 people)                                         839,400                                  8.95
--------------------------------------------------------------------------------------------------------------------

5% Beneficial Owners

--------------------------------------------------------------------------------------------------------------------
Briana Investment Group, LP
c/o Helen Adderley, Esquire                             1,745,318                                 18.61
Corner House
20 Parliament Street
Hamilton HM DX, Bermuda
--------------------------------------------------------------------------------------------------------------------
Kenneth F. Guarino                                      2,219,401              (4)                23.66
50 Fort Avenue
Cranston, RI  02905
--------------------------------------------------------------------------------------------------------------------
Metro Plus
1060 Park Avenue                                         186,758                                  2.00
Cranston, RI 02910
--------------------------------------------------------------------------------------------------------------------

     *Beneficial ownership represents less than 1% of the Company's outstanding Common Stock.

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock which may be acquired upon exercise or conversion of warrants or Preferred Stock which are currently exercisable or exercisable within 60 days of October 19, 1999, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to the knowledge of Metro Global, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)  Includes 600 unexercised stock options.

(3) Includes 835,780 shares held by Mr. Alves' mother, with respect to which he disclaims beneficial ownership.

(4) Includes 1,345,318 shares held by Briana Investment Group, LP, a trust established for the benefit of Mr. Guarino's spouse and children, and he has no investment and voting power with respect to these shares, and 186,758 shares held by Metro Plus, a company partially owned by Kenneth Guarino.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     CVC, which is wholly owned by Kenneth Guarino, the principal shareholder of the Company, operates 41 retail locations either directly or through management contracts with related parties. The locations, which are primarily located in the Northeast, accounted for $10,036,916 (40%) and $11,494,896 (41%) of the
Company's revenues for the fiscal years ended May 26, 2001 and May 27, 2000, respectively. The accounts receivable balances of CVC and related parties accounted for $3,545,765 (56%) of the Company's total accounts receivable at May 26, 2001 as compared to $2,440,548 (45%) at May 27, 2000. Payment of CVC's
accounts receivable is secured by CVC's inventory, which security interest is evidenced by that certain security agreement dated September 1993. The aging of the accounts receivable from CVC and related parties is as follows:


--------------------------------------------------------------------------------------------------------
                        Total          Current       30-60 days     60-90 days     Over 90 days
--------------------------------------------------------------------------------------------------------
May 26, 2001        $  3,545,765    $ 1,158,617     $  827,729      $  806,316      $  753,103
--------------------------------------------------------------------------------------------------------

May 27, 2000        $  2,440,548    $ 1,009,961     $  991,775      $  438,812      $        0
--------------------------------------------------------------------------------------------------------

     While in the past, the Company did not allow CVC's receivables to age beyond 90 days, the Company's management has determined that temporarily granting CVC, its principal customer, extended payment terms (as described in Item 6. Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources) is reasonable and in the best interests of the Company because of the volume of business CVC has historically provided to the Company, and the value of the inventory securing the payment of the accounts receivable. At October 23, 2001, accounts receivable from CVC and related parties totaled $2,990,277.

     Prior to December, 1999 CVC owned and operated five Airborne for Men franchises. During fiscal 2000, the Company recorded $105,777 in royalty income from CVC pursuant to a franchise agreement for the operation of the five Airborne for Men stores. CVC owns the initial Amazing Superstore opened in May 1999 in Providence, Rhode Island. Effective December 31, 1999, the Airborne for Men franchise agreements were terminated as CVC converted the Airborne for Men stores into Amazing SuperStores.

     Effective May 1, 1993, the Company entered into a lease with Castle Properties, L.L.C., an entity principally owned by Mr. Guarino's spouse, for an approximately 64,000 square foot office, warehouse and shipping complex located in Cranston, Rhode Island. This facility houses the Company's executive, administrative, editorial and operational offices, the data center, customer service, distribution and fulfillment facilities. The lease is for a term of ten years with two five-year renewal options, and provides for a fixed annual rent of $245,200 for the first five years, triple net. The annual rent for lease years six through ten and the rent for the renewal terms, if the lease is extended, shall be increased based on the consumer price index. In fiscal 1998, the Company was granted a rent reduction of $81,733, which is being amortized over the remaining term of the lease. Approximately 7,500 square feet of the facility is sublet to CVC under an oral, month-to-month lease agreement for $4,000 per month.

     The Company pays property taxes, in lieu of rent, on office space located at 1060 Park Avenue, Cranston, Rhode Island. This property is being leased by CVC from Centurion Financial Group, L.L.C., a company principally owned by a trust, the principal beneficiaries of which are Mr. Guarino's children. For the years ended May 26, 2001 and May 27, 2000, the Company incurred approximately $5,553 and $13,493 of expense, respectively.

     On March 23, 1998, the Company entered into two 12% convertible debentures totaling $500,000 with related parties. Both notes were due on March 23, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. Proceeds from the debentures were used for working capital. In March 1999, the debentures' due dates, including accrued interest of $60,000 (which was added to the notes principal), were extended until March 23, 2000. On December 31, 1999, one of the debentures, including the accrued interest due under such debenture, was converted into 847,778 restricted shares of the Company's Common Stock. The second debenture and accrued interest was assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

     On July 1, 1998, the Company entered into a 12% convertible debenture totaling $200,000 with a related party. The note was due on July 1, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. The Company recorded $60,248 of interest expense relating to the embedded beneficial conversion feature. Proceeds from the debenture were used for working capital. On July 1, 1999, the debenture's due date was extended until July 1, 2001. In conjunction with the extension, warrants were granted to purchase 50,000 shares of the Company's Common Stock for $2.58 per share. The Company recorded interest expense of $52,000 in connection with the issuance of the warrants. On December 31, 1999, the debenture and accrued interest were assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

     On August 1, 1998, the Company entered into notes payable totaling $1,000,000 with related parties. The notes, which bear interest at 8%, were due August 1, 1999. Proceeds from the notes were used in the acquisition of Fanzine. In October 1998, the notes were reduced by $600,000 for the exercise of warrants. On August 1, 1999, the notes' due dates were extended for one year. In consideration of the extension, the interest rate increased from 8% to 10% and warrants were issued to purchase up to 115,000 shares of Common Stock at a price of $2.58, exercisable for a term of five years. The Company recognized interest expense of $100,050 in connection with the issuance of the warrants. On December 31, 1999, one of the notes and accrued interest of $281,250 was converted into 781,250 shares of the Company's Common Stock. On December 31, 1999, the other note and accrued interest totaling $183,250 was assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

     On March 19, 1999, the Company entered into a one-year consulting agreement effective April 1, 1999 with Kenneth Guarino, pursuant to which the Company paid Mr. Guarino a fee of $10,000 per month. In addition, the Company granted Mr. Guarino options to purchase up to 100,000 shares of Common Stock at a price of $2.00 per share, exercisable for a period of 5 years. On that date, the Company's Common Stock was trading at $2.06 per share. During the year ended May 27, 2000, the Company recorded consulting expense of $106,667 in connection with the issuance of the warrants and reimbursed Mr. Guarino for approximately $82,000 of expenses incurred in connection with his activities for the Company. The consulting agreement was terminated in October 1999. On February 12, 2001 the options were canceled. On May 14, 2001, $60,000 in consulting fees owed to Mr. Guarino under the terms of the agreement were assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

     Dennis Nichols, President of Metro, Inc. received 100,000 shares of the Company's Common Stock, valued at $43,000, during the year ended May 27, 2000.

     On May 14, 2001, CVC agreed to assume $321,599 in back rents and property taxes due to Castle Properties, L.L.C. through May 2001. In addition, CVC agreed to assume rents and property taxes due for the period June through September 2001 totaling $95,168. The accounts receivable due from CVC was reduced accordingly.

     Greg Alves, a director and President of the Company, possesses an ownership interest in a production company that is employed by the Company and its subsidiaries. The production company received payments of $120,000 from the Company during fiscal 2001 and $110,000 during fiscal 2000.

     Effective June 2000, the Company outsourced its human resource, benefit administration and payroll processing functions to CVC. The Company was charged a total of $57,915 by CVC for services provided during the year.

     During the second and third quarters of fiscal 2001, the Company received advances from a related party totaling $565,000. The Company converted the advances into one-year notes payable with interest at 12% per annum. Proceeds from the notes were used for working capital. The notes, including interest of $25,325, were paid on May 20, 2001.

     On September 17, 2001, the Company issued 750,000 restricted shares of its Common Stock in payment of $100,000 in consulting services provided during the year ended May 26, 2001. The services, which related to mail order, marketing and general business consulting, were provided by the mother of Greg Alves, President of Metro Global.

CONFLICTS OF INTEREST

     Of necessity, some inherent conflict of interest is involved whenever officers, directors and others acting on behalf of the Company, supply services or goods to the Company for compensation. Additional conflicts may arise in the future when company officers, directors or significant shareholders are involved in the management of any other company with which the Company transacts business. For example, Kenneth Guarino, the principal shareholder of the Company, is the sole owner of the Company's largest customer, CVC. Conflicts may also arise with respect to opportunities, which come to the attention of such persons. Conflicts may also arise with respect to the amount of time and effort devoted to various outside businesses and opportunities.

     Many of the persons, who perform services as officers and directors to the Company are actively involved in, or in the future may be involved in outside businesses from which they derive income. Their business activities may include management of business ventures, the purchase and sale of real estate or the pursuit of other opportunities. It is expected that these persons will continue their separate business activities in addition to their activities at the Company.

     Although the Board of Directors believes that members of management will be of great assistance to the Company in the fulfillment of its corporate mission, some transactions may occur in which the Company and a member of management will have conflicts in particular respects. Prospective investors are specifically cautioned that such conflicts will occur as a routine matter in the operation of the Company. However, it is intended that, in accordance with legal principles applicable to corporations, the Company's action will be determined whenever possible by a disinterested majority of the Board of Directors.

     It is the Company's policy that all transactions in which an officer, director or 5% shareholder has a direct or indirect interest be on terms no less favorable to the Company than the Company would grant to or obtain from an independent third party in an arms-length transaction. Because a majority of the Board of Directors is not affiliated with CVC, all transactions between the Company and CVC have been, and all future transactions will be, approved and/or ratified by a disinterested majority of the Board of Directors.

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

     10.22 Amendment to No. 1 Business Consulting Agreement dated September 10, 1999 between Metro Global Media, Inc. and Kenneth F. Guarino.

     10.23 Loan and Security Agreement dated September 30, 1999 by and between Metro Global Media,Inc., Metro, Inc. and Reservoir Capital Corporation.

     21     Subsidiaries of the Registrant:

                   Metro, Inc.
                   Metro West Studios, Inc.
                   Rocket Media Group, LLC
                   Airborne for Men, Ltd.
                   Metro International Distributors
                   Amazing Direct, Inc.
                   Amazing Media Group, Inc.
                   Fanzine International, Inc.

(B)  REPORTS ON FORM 8-K

     None.

S I G N A T U R E S

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              METRO GLOBAL MEDIA, INC.

                                              By: /s/ Gregory N. Alves
                                                  --------------------
                                                  Gregory N. Alves, President

                                              Date: November 7, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                         Date
---------                         -----                         ----

/s/ Gregory N. Alves      President and Director                November 7, 2001
--------------------
Gregory N. Alves

/s/ Louis T. Turcotte     Chief Financial Officer, Treasurer
---------------------     (principal financial and accounting
Louis T. Turcotte         Officer), Secretary and Director      November 7, 2001


/S/ Alan S. Casale        Director                              November 7, 2001
------------------
Alan S. Casale

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                 F-1

Consolidated Balance Sheet                                   F-2

Consolidated Statements of Operations                        F-4

Consolidated Statements of Shareholders' Equity              F-6

Consolidated Statements of Cash Flows                        F-7

Notes to Consolidated Financial Statements                   F-10 - F25

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Metro Global Media, Inc. and Subsidiaries
Cranston, Rhode Island

We have audited the accompanying consolidated balance sheet of Metro Global Media, Inc. and Subsidiaries (the "Company") as of May 26, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended May 26, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metro Global Media, Inc. and Subsidiaries as of May 26, 2001 and the results of their operations and their cash flows for each of the years in the two-year period ended May 26, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in default on a note payable and its line of credit, has significant outstanding tax liabilities which are past due and is experiencing cash flow problems. The inability of the Company to meet its obligations raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                /s/ Imowitz Koenig & Co., LLP
                                                    Certified Public Accountants

New York, New York
August 3, 2001

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MAY 26, 2001
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------



Current Assets
  Cash                                                         $        --
  Accounts receivable, less allowance for doubtful accounts
    of $274,200                                                  2,848,237
  Accounts receivable, related party                             3,545,765
  Investment in securities                                         806,406
  Inventory                                                      3,843,660
  Prepaid expenses and other current assets                        330,097
                                                               -----------
Total Current Assets                                            11,374,165


Motion pictures and other films at cost, less accumulated
  amortization of $13,424,575                                    4,799,452


Property and equipment at cost, less accumulated
  depreciation of $3,486,359                                     1,672,426

Other assets                                                       117,070
                                                               -----------
Total Assets                                                   $17,963,113
                                                               ===========



                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
MAY 26, 2001
--------------------------------------------------------------------------------



                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities
  Current portion of capital lease obligations            $    229,679
  Short-term borrowings                                      3,583,213
  Accounts payable                                           3,781,119
  Accrued expenses                                           1,940,818
  Income taxes payable                                         451,318
                                                          ------------
Total Current Liabilities                                    9,986,147

Deferred revenue                                             3,533,612
Capital lease obligations, less current portion                 87,255
                                                          ------------
Total Liabilities                                           13,607,014
                                                          ------------


Commitments and contingencies

Shareholders' Equity
  Preferred stock, no par value, authorized 2,000,000
    shares; issued and outstanding, none
  Common stock, $.0001 par value; authorized 10,000,000
    shares; issued 8,828,465 shares and outstanding,
    8,630,223 shares                                               883
  Additional paid in capital                                16,790,535
  Accumulated deficit                                      (11,851,459)
  Accumulated other comprehensive loss                         (76,360)
                                                          ------------

                                                             4,863,599

  Less cost treasury stock (198,242 common shares)            (507,500)
                                                          ------------

  Total Shareholders' Equity                                 4,356,099
                                                          ------------

  Total Liabilities and Shareholders' Equity              $ 17,963,113
                                                          ============

                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED MAY 26, 2001 AND MAY 27, 2000
--------------------------------------------------------------------------------


                                                                    2001             2000
                                                                 ------------    ------------
Revenues, including $10,036,916 and $11,494,896 to               $ 25,357,902    $ 27,789,050
  related parties in fiscal 2001 and 2000, respectively

Cost of revenue, including amortization of motion pictures and
  other films of $2,400,164 and $2,289,778, respectively           16,939,648      18,023,323

 Selling, general and administrative expenses, including
  related parties of $364,101 and $320,793, respectively            9,307,813      10,777,958
                                                                 ------------    ------------

                                                                     (889,559)     (1,012,231)

Other income and (expenses)
  Interest expense, including $25,325 and $232,523 to related
    parties in 2001 and 2000, respectively                           (921,576)     (1,093,912)
  Interest income                                                      51,586         195,320
  Other income                                                         86,919         143,475
  Loss on sale of securities                                         (532,189)           --
  Write-down of investment in securities                           (2,643,068            --
                                                                 ------------    ------------

Loss from continuing operations before income taxes                (4,849,887)     (1,767,348)
Income tax (expense) benefit                                         (313,401)        311,605
                                                                 ------------    ------------
Loss from continuing operations                                    (5,161,288)     (1,455,743)

Extraordinary gain on debt restructuring
  (net of taxes of $137,015)                                             --           200,460

Gain on sale of discontinued operations
  (net of taxes of $469,756)                                             --           687,279

Loss from discontinued operations
  (net of tax benefit of $6,767 and $241,220, respectively)            (9,739)       (352,919)
                                                                 ------------    ------------
Net loss                                                         $ (5,171,027)   $   (920,923)
                                                                 ============    ============

Comprehensive loss

Net loss                                                         $ (5,171,027)   $   (920,923)
Other comprehensive loss                                              (57,062)       (276,283)
                                                                 ------------    ------------
Net other comprehensive loss                                     $ (5,288,089)   $ (1,197,206)
                                                                 ============    ============

                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
FOR THE YEAR ENDED MAY 26, 2001 AND MAY 27, 2000
--------------------------------------------------------------------------------

                                               2001            2000
                                            ---------       ---------
Loss Per Share:

Loss from continuing operations:
  Basic and diluted                         $   (0.60)      $   (0.21)
Extraordinary gain on debt restructuring:
  Basic and diluted                         $      --       $    0.03
Gain on sale of discontinued operation:
  Basic and diluted                         $      --       $    0.10
Loss from discontinued operations:
  Basic and diluted                         $      --       $   (0.05)
Net loss:
  Basic and diluted                         $   (0.60)      $   (0.13)
Weighted average number of shares:
  Basic and diluted                         8,630,223       7,119,146







                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MAY 26, 2001 AND MAY 27, 2000
--------------------------------------------------------------------------------

                                   SERIES A                                               ADDITIONAL
                                PREFERRED STOCK       COMMON STOCK        TREASURY         PAID-IN            ACCUMULATED
                               SHARES    AMOUNT      SHARES    AMOUNT      STOCK           CAPITAL              DEFICIT
                               ----------------- --------------------- --------------  ---------------      ----------------
Balance, May 29, 1999             -    $    -      6,542,198  $  654   $  (507,500)     $  15,456,612       $  (5,759,509)

Shares issued:
  As compensation                                    235,504      24                          141,354
  For services                                       250,000      25                          531,225
  Upon conversion of debt                          1,800,763     180                          753,940
Issuance of unexercised
  warrants                                                                                    361,347
Amortization of unearned
  compensation - stock
Unamortized cost of services                                                                 (597,294)
Net loss                                                                                                          (920,923)
Other comprehensive loss
                               ----------------- --------------------- --------------  ---------------      ----------------

Balance, May 27, 2000             -    $   -        8,828,465  $  883  $   (507,500)    $   16,647,184       $  (6,680,432)

Amortization of unearned
  compensation - stock
Unamortized cost of services                                                                   143,351
Net loss                                                                                                        (5,171,027)
Reclassification adjustment
  for investment in securities
Other comprehensive loss
                               ----------------- --------------------- --------------  ---------------       ---------------

Balance, May 26, 2001             -    $   -        8,828,465  $  883   $  (507,500)    $   16,790,535       $ (11,851,459)
                               ================= ===================== ==============  ===============       ===============

                                    OTHER
                                COMPREHENSIVE       UNEARNED
                                     LOSS         COMPENSATION           TOTAL
                               --------------     ------------      ------------
Balance, May 29, 1999          $      (6,765)      $ (360,217)       $ 8,823,275

Shares issued:
  As compensation                                                        141,378
  For services                                                           531,250
  Upon conversion of debt                                                754,120
Issuance of unexercised
  warrants                                                               361,347
Amortization of unearned
  compensation - stock                                 359,717           359,717
Unamortized cost of services                                            (597,294)
Net loss                                                                (920,923)
Other comprehensive loss             (276,283)                          (276,283)
                               --------------   --------------      ------------

Balance, May 27, 2000           $    (283,048)   $       (500)       $ 9,176,587

Amortization of unearned
  compensation - stock                                    500                500
Unamortized cost of services                                             143,351
Net loss                                                              (5,171,027)
Reclassification adjustment
  for investment in securities        263,750                            263,750
Other comprehensive loss              (57,062)                           (57,062)
                               --------------    -------------      ------------

Balance, May 26, 2001           $     (76,360)    $          -       $ 4,356,099
                               ==============    =============      ============


                See Notes to Consolidated Financial Statements.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 26, 2001 AND MAY 27, 2000


                                                                   2001                       2000
                                                             -----------------          ---------------
Cash flows from operating activities:
     Net loss                                                $      (5,171,027)         $      (920,923)
                                                             -----------------          ---------------

Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation expense                                              636,148                  655,300
     Amortization of motion pictures and other films                 2,400,164                2,289,778
     Amortization of deferred rent                                     (14,011)                 (14,011)
     Amortization of unearned compensation                                 500                  359,717
     Amortization of goodwill                                              -                    145,624
     Amortization of deferred revenue                                 (683,925)                (569,937)
     Amortization of deferred expense                                  143,351                  119,458
     Amortization of discount on debenture                              13,142                   78,850
     Accrued interest added to note payable principal                      -                    273,000
     Gain on sale of Fanzine                                               -                   (453,385)
     Loss on sale of securities                                        532,189                      -
     Loss on write down of securities                                2,643,068                      -
     Allowance for doubtful accounts                                    68,465                  (31,345)
     Common stock issued for consulting services                           -                     98,378
     Common stock issued for compensation                                  -                     43,000
     Issuance of warrants                                                  -                    175,844
     Minority interest                                                  56,044                 (109,511)
     Foreign exchange                                                  (57,062)                 (12,533)
(Increase) decrease in assets:
     Accounts receivable                                            (1,030,862)                (336,749)
     Inventory                                                       1,065,230                 (804,810)
     Recoverable income tax                                            339,000                      -
     Prepaid expenses and other current assets                          34,928                   70,264
     Other assets                                                       31,986                  (30,341)
     Deferred income taxes                                             900,000                 (900,000)
Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                            (662,588)               1,551,895
     Income taxes payable                                             (494,971)                 622,020
                                                             -----------------          ---------------

Total adjustments                                                    5,920,796                3,220,506
                                                             -----------------          ---------------

Net cash provided by operating activities                    $         749,769          $     2,299,583
                                                             -----------------          ---------------

                See Notes to Consolidated Financial Statements.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS MAY 26, 2001 AND MAY 27, 2000
--------------------------------------------------------------------------------

                                                                    2001                      2000
                                                             -----------------          ---------------
Cash flows from investing activities:

     Payments from notes receivable                          $       2,465,649          $     1,821,272
     Investments in motion pictures and other films                 (1,742,975)              (2,892,892)
     Purchase of property and equipment                               (183,150)                (384,745)
     Proceeds from sale of securities                                  805,811                       -
                                                             -----------------          ---------------

Net cash provided by (used in) investing activities                  1,345,335               (1,456,365)
                                                             -----------------          ---------------

Cash flows from financing activities:

     Net (payments on) proceeds from line of credit                   (496,240)               2,187,155
     Proceeds on notes payable                                       1,065,000                   30,000
     Payments on notes payable                                      (2,715,000)              (2,325,000)
     Principal payments on capital lease obligations                  (310,403)                (373,834)
                                                             -----------------          ---------------

Net cash used in financing activities                               (2,456,643)                (481,679)
                                                             -----------------          ---------------

Net (decrease) increase in cash                                       (361,539)                 361,539

Cash, beginning of year                                                361,539                       -
                                                             -----------------          ---------------
Cash, end of year                                            $              -           $       361,539
                                                             =================          ===============

Supplemental disclosures of cash flow information:

     Cash paid during the year for:
            Interest                                         $         504,458          $       474,360
                                                             =================          ===============
            Income taxes                                     $             -            $       240,000
                                                             =================          ===============

                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED MAY 26, 2001 AND MAY 27, 2000
--------------------------------------------------------------------------------
Supplemental schedule of non-cash investing and financing activities:

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

     Capital lease obligations of $411,799 were incurred during the year ended May 27, 2000 when Metro Global entered into capitalized leases for office equipment and machinery and equipment.

     During the year ended May 27, 2000, $105,000 of convertible debentures and accrued interest and penalties of $31,045 were converted into 83,888 restricted shares of Common Stock.

     During the year ended May 27, 2000, various notes payable to related parties totaling $580,000 plus accrued interest of $38,075 were converted into 1,716,875 restricted shares of Common Stock.

     Various payables and debt due to related parties totaling $321,599 and $966,231 during fiscal 2001 and 2000, respectively, were assumed by Capital Video Corporation ("CVC"). The accounts receivable due from CVC was reduced accordingly.


                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 26, 2001 AND MAY 27, 2000
--------------------------------------------------------------------------------

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

 Recognition of Revenues

    Revenue is recognized at the time Metro Global sells motion pictures and other products to customers. Fees collected from motion pictures licensed as television program material are recognized as revenue when the license period begins and the licensee is able to exercise rights under the agreement. Revenue is recognized over the life of the agreement.

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

     The implementation of the new common European currency, the euro, will not have a material impact on Metro Global's financial statements.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 26, 2001 AND MAY 27, 2000
--------------------------------------------------------------------------------
1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     The cost of motion picture films was charged to operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. However, in June 2000 the Financial Accounting Standards Board ("FASB"), issued SFAS No. 139 which rescinded SFAS No.53.

     In June 2000, Metro adopted Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"). SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting model. SOP 00-2 also requires all film costs to be classified in the balance sheet as noncurrent assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with Metro's existing accounting policies. The effect of SOP 00-2 was immaterial to the financial statements.

Earnings per Share

     Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders (net income (loss) reduced (increased) by preferred stock dividends) divided by the weighted average number of shares outstanding during the year. Diluted earnings per share is consistent with basic earnings per share while giving effect to all dilutive potential common shares that would have been outstanding if the dilutive potential common shares had been issued, while adding back to income any preferred dividend or interest expense on convertible securities; however, such calculations are ignored if they are antidilutive.

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

Goodwill and Acquisition Costs

     Goodwill and acquisition costs were being amortized on a straight-line basis over ten years. Amortization expense amounted to $133,333 for goodwill and $12,295 for acquisition costs for the year ended May 27, 2000. The write-off of goodwill was taken into account in determining the gain on sale of Fanzine (see notes 3 and 18).

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 26, 2001 AND MAY 27, 2000
--------------------------------------------------------------------------------
1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (loss)

     Comprehensive income (loss) includes net earnings and unrealized gains and losses from foreign currency translation adjustments and reserves for the valuation of available for sale marketable securities. Comprehensive loss for the year ended May 26, 2001 consisted of a charge of $(57,062) for foreign currency translation adjustments. The components of comprehensive loss for the year ended May 27, 2000 consisted of charges of $(12,533) for foreign currency translation adjustments and $(263,750) for market valuation of the investment in securities. The accumulated comprehensive loss related to foreign currency translation adjustments totaled $(76,360) and $(19,298) at May 26, 2001 and May 27, 2000, respectively. During fiscal 2001, the accumulated comprehensive losses of $(1,137,000) related to the market valuation of the investment in securities was reclassified to reflect the charge made to current operations for the write down of the securities to market value.

Advertising Costs

     The cost of advertising is expensed as incurred. For the years ended May 26, 2001 and May 27, 2000, Metro incurred advertising expense of $184,534 and $237,264, respectively.

Technology and Content

     Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunication operations personnel and consultants, system and telecommunications infrastructure and costs of acquired content.

     Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to Metro's web sites, which are capitalized and depreciated over estimated useful lives.

New Accounting Pronouncements

     The FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement was effective for fiscal years beginning after June 15, 2000. There was no effect from SFAS No. 133 on Metro Global's financial statements.

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. Metro Global does not anticipate that SFAS No. 141 will have a material effect on its financial statements.

     In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Metro Global does not anticipate that SFAS No. 142 will have a material effect on its financial statements.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 26, 2001 AND MAY 27, 2000
--------------------------------------------------------------------------------

2. GOING CONCERN

     The accompanying consolidated financial statements of Metro Global reflect net losses of $5,171,027 and $920,923 during the years ended May 26, 2001 and May 27, 2000, respectively. Metro Global is currently experiencing cash flow problems and is in default under a note payable and its line of credit. Metro Global also has a significant unpaid tax liability for the year ended May 27, 2000. Metro Global's accounts receivable balance from a related party, Capital Video Corporation ("CVC") was approximately $3,500,000 at May 26, 2001, of which approximately $750,000 was over 90 days. Metro Global's line of credit, which is in default, expires in November 2001, and has not yet been renewed. Metro Global has not yet obtained replacement financing. These factors create an uncertainty about Metro Global's ability to continue as a going concern. Management of Metro Global has developed a business plan that includes a reduction in product costs, improved inventory control, and personnel restructuring. In addition, management plans selected price increases and business development. Metro Global plans to improve its cash flow through a reduction of related party accounts receivable over a 36 week period. The ability of Metro Global to continue as a going concern is dependent on the success of these plans. The financial statements do not include any adjustments that might be necessary if Metro Global is unable to continue as a going concern.

3. ACQUISITIONS / DISPOSITIONS

Maxstone Media

     In August 1997, Rocket Media Group, LLC, ("Rocket") a wholly owned subsidiary of Metro entered into a joint venture with Salmill Enterprises, Inc. ("Salmill") for the purpose of magazine publishing. Under the terms of the agreement, Rocket contributed a sub-license agreement for the rights to certain titles, names and materials and Salmill contributed its publishing and circulation expertise into a newly formed entity Maxstone Media, LLC ("Maxstone"). Each joint venture partner contributed $30,000. Metro Global, which effectively controlled Maxstone, phased out the Maxstone operation during the end of fiscal 2000 and the beginning of fiscal 2001 and accordingly has accounted for Maxstone as discontinued operations in the accompanying financial statements (see Note 18).

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

     On September 29, 1999, Metro Global signed a Rescission and Purchase Agreement with the selling shareholders of Fanzine and a company controlled by them. In consideration of this sale of Fanzine's stock, Metro Global received payments totaling $4,500,000. Metro Global received payments of $2,500,000 and $2,000,000 during fiscal 2001 and 2000, respectively. The operations of Fanzine have been classified as discontinued operations in the accompanying financial statements (see note 18).

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 26, 2001 AND MAY 27, 2000
--------------------------------------------------------------------------------
4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at May 26, 2001:

     Machinery and equipment                       $2,419,028
     Furniture and fixtures                         1,141,961
     Office equipment                                 877,769
     Automobiles                                       98,932
     Leasehold improvements                           621,095
                                                   ----------
                                                    5,158,785

     Less: Accumulated depreciation                 3,486,359

     Total                                         $1,672,426
                                                   ==========



5. MOTION PICTURES AND OTHER FILMS

     Motion pictures and other films consist of the following at May 26, 2001:

     Motion picture films produced and released $14,182,928 Rights acquired to release motion pictures
       and other films                              2,187,854
     CD-ROM                                           471,478
     DVD                                              484,907
     Motion picture films in process                  896,860
                                                  -----------
                                                   18,224,027

     Less: Accumulated amortization                13,424,575

     Total                                        $ 4,799,452
                                                  ===========


6. INVESTMENT IN SECURITIES

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

     During fiscal 2001, Metro Global sold 200,000 shares of New Frontier Common Stock for a total of $805,811 and recognized a loss of $532,189. At May 26, 2001, Metro Global wrote down $1,200,594 against the remaining investment of 300,000 shares and $1,442,474 against the warrants due to an other than temporary decline in market valuation.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 26, 2001 AND MAY 27, 2000
--------------------------------------------------------------------------------
7. DEBT

     On August 1, 1998, Metro Global entered into notes payable totaling $1,000,000 with related parties. The notes, which bore interest at 8%, were due August 1, 1999. Proceeds from the notes were used in the acquisition of Fanzine. In October 1998, $600,000 of debt was converted into 400,000 shares of Metro Global's Common Stock. On August 1, 1999, the balance of the notes' due dates were extended for one year. In consideration of the extension, the interest rate increased from 8% to 10% and warrants were issued to purchase up to 115,000 shares of Common Stock at a price of $2.58, exercisable for a term of five years. Metro Global recorded interest expense of $100,050 in connection with the issuance of the warrants. On December 31, 1999, one of the notes and accrued interest of $281,250 was converted into 781,250 shares of Metro Global's Common Stock. On December 31, 1999, the other note and accrued interest totaling $183,250 was assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

     On October 28, 1998, Metro Global entered into a note payable with an unrelated third party for $1,100,000. The note, which bears no interest, was due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant agreement, Metro Global issued the lender 150,000 restricted shares of Metro Global's Common Stock. Metro Global used $507,500 of the proceeds to repurchase 198,242 shares of its outstanding Common Stock from Metro Plus, a company owned by a significant shareholder. For the year ended May 29, 1999, Metro Global made one payment of $275,000. In September 1999, Metro Global and the lender agreed to a preliminary extension of the note. Metro Global made a payment of $275,000 in October 1999. Effective August 8, 2000, Metro Global, renegotiated the terms for the final $550,000 due on the note payable. Under the terms of the Forbearance and Modification agreement, Metro Global was to make monthly payments of $50,000. Payments on the note have been in default since October 2000 and the loan balance of $450,000 bears interest at the default rate of 11% per annum. As of May 26, 2001, the balance due on the note payable, including accrued interest was $480,242.

     On December 9, 1998, Metro Global entered into a six-month term loan agreement with an unrelated third party. Under the terms of the agreement, Metro Global borrowed $3,000,000 at an interest rate of 10% per year. The proceeds were used toward the acquisition of Fanzine and to fund working capital. In connection with this transaction, Metro Global issued warrants to purchase up to 350,000 shares of Common Stock at a price of $3.00, expiring on December 31, 2001. Metro Global recorded interest expense of $577,000 in connection with the issuance of the warrants during 1999. Additionally, Metro Global issued 100,000 shares of Common Stock and recorded $187,500 of interest expense relating to the issuance of these shares during 1999. In September 1999, Metro Global and the lender agreed to an extension. Under the terms of the extension, Metro Global paid $1.3 million upon the closing of the financing with Reservoir Capital Corporation, a new unrelated third party lender. In November 1999, Metro Global paid the lender an additional $600,000 from the proceeds of the sale of Fanzine. The final payment of $1.2 million (which included $100,000 of interest) was paid directly from the proceeds of the final payment from the sale of Fanzine, which was received on September 13, 2000. In connection with the restructuring of the two notes payable, Metro Global recognized $337,475 of extraordinary income on the forgiveness of interest and penalties in fiscal 2000.

     On June 30, 1999, Metro Global entered into a one-year note payable at an interest rate of 10% with a related party for $30,000. Proceeds from the note were used for working capital. On December 31, 1999, the note payable and accrued interest was converted into 87,847 restricted shares of Metro Global's Common Stock.

     During the last quarter of fiscal 2001, Metro Global was able to obtain an alternate financing source to supplement the funding requirements of its film production schedule. On April 24, 2001 a limited partnership, Metro Media Investors I, LP ("Media Investors") was formed with Metro International, Metro Global's foreign subsidiary, as its General Partner. Media Investors was funded with $1,000,000 from its Limited partner. At May 26, 2001, Metro Global had received $500,000 in advances from Media Investors to fund the production of specific titles. The remaining available funds were advanced to Metro Global during the first quarter of fiscal 2002 to fund additional titles. Repayment of the advances is structured to coincide with the cash flow stream generated from the specific titles being produced. The advances will be repaid over a period of twelve months beginning in

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 26, 2001 AND MAY 27, 2000
--------------------------------------------------------------------------------

7. DEBT (CONTINUED)

January 2002. In addition, a royalty will be paid to Media Investors for the specific titles financed at the rate of $1.00 for each DVD sold through June 2003 with monthly payments beginning January 2003 and ending February 2004. The royalty payment is guaranteed to yield a minimum of 15% per annum to the Limited Partner.

     During the second and third quarters of fiscal 2001, Metro Global received advances from a related party totaling $565,000. Metro Global converted the advances into one-year notes payable with interest at 12% per annum. Proceeds from the notes were used for working capital. The notes, including interest of $25,325, were paid on May 20, 2001.

Capital Lease Obligations

     Metro Global leases office equipment, machinery and equipment, and furniture and fixtures under noncancellable capital leases. The leases expire at various times through 2005 and bear interest at annual rates ranging from approximately 10% to 21%. The respective assets acquired secure all leases.

     The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

     Years ended                                            Amount
     -----------                                            ------

        2002                                               $247,598
        2003                                                 77,890
        2004                                                 10,435
        2005                                                  4,724
                                                           --------
      Total minimum lease payments                          340,647
      Less:  Amount representing interest                   (23,712)
                                                           --------
      Present value of net minimum lease payments          $316,935

8.  CONVERTIBLE DEBENTURES

     On July 31, 1998, Metro Global entered into an 8% convertible debenture with an unrelated party in the amount of $1,000,000, which was used in the purchase of Fanzine. In connection with this transaction, Metro Global issued a warrant for 75,000 shares at a price of $4.11 and a warrant for 25,000 shares at a price of $3.29, both exercisable over two years, which expired on July 31, 2000. Metro Global recorded a discount on the debenture of $157,700 for the value of the warrants. Metro Global amortized $13,142 and $78,850 of the discount to interest expense during fiscal 2001 and 2000, respectively.

     The $1,000,000 debenture was to mature on July 31, 2000. Interest was payable on a quarterly basis. The holder of the debenture was entitled to convert the principal value into Metro Global's Common Stock at a discounted market price as defined in the debenture agreement. During fiscal 2000, $105,000 of convertible debentures plus accrued interest and penalties were converted into 83,888 restricted shares of Metro Global's Common Stock. On February 25, 2000, Metro Global entered into a Forbearance and Modification Agreement with the lender. Under the terms of the agreement, Metro Global made a payment of $150,000 upon execution of the agreement. The remaining balance of $850,000 was secured by the pledge of 200,000 shares of New Frontier Common Stock owned by Metro Global. This balance was paid in two equal installments in July and October 2000, and the 200,000 shares of New Frontier Common Stock were returned to Metro Global.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 26, 2001 AND MAY 27, 2000
--------------------------------------------------------------------------------
8. CONVERTIBLE DEBENTURES (CONTINUED)

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

9. SHORT-TERM BORROWINGS

     In September 1999, Metro Global signed a $4,000,000 Loan and Security Agreement with Reservoir Capital Corporation. Pursuant to the original terms of the agreement, Metro could borrow up to 70% of accounts receivable less than ninety day old, up to a maximum of $3,000,000. The accounts receivable borrowing base excludes foreign receivables and receivables where more than 50% of the balance is over ninety days old. Also, the borrowing base on accounts receivable owed by CVC is limited to the lesser of 30% of total accounts receivable or $1,600,000. Additionally, Metro could borrow 40% of inventory, up to a maximum of $1,000,000. Metro must pay a service fee of .35% per month on the average daily loan balance. Metro must pay an under utilization fee of .25% on the amount of the borrowings under $2,000,000. The loan is secured by substantially all of the assets of Metro. The CVC accounts receivable are guaranteed by the sole shareholder of CVC, who is also a significant shareholder of Metro Global. In addition, CVC has pledged its inventory to secure the loan. The loan was renewed in November 2000.

     In January 2001, certain terms of the loan agreement were revised at the demand of the lender. These revisions included a reduction of the borrowing base on accounts receivable owed by CVC from $1,600,000 to $1,300,000 and a reduction of the maximum inventory borrowings from $1,000,000 to $700,000. The reductions were implemented on a pro rata monthly basis from January 2001 through June 2001. In addition, effective January 2001, the interest rate on borrowings changed from prime plus 3.5% to prime plus 5.0% per annum. The loan agreement is currently in default as a result of the Company's failure to comply with certain financial ratio requirements. As of May 26, 2001 borrowings under the line of credit totaled $2,633,213.

     The following schedule summarizes short-term borrowings as of May 26, 2001:

               Note payable (Note 7)                        $  450,000
               Production advances (Note 7)                    500,000
               Line of credit (Note 9)                       2,633,213
                                                            ----------
                                                            $3,583,213
                                                            ==========

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 26, 2001 AND MAY 27, 2000
--------------------------------------------------------------------------------

10. INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                         2001          2000
                                                         ----          ----
       Current provision (benefit)
           Federal                                 $  (778,098)    $  492,034
           State and local                             191,499         96,361
                                                   -----------     ----------
                                                      (586,599)       588,395
                                                   -----------     ----------
       Deferred provision (benefit)
           Federal                                     679,000       (679,000)
           State and local                             221,000       (221,000)
                                                   -----------     ----------
                                                       900,000       (900,000)
                                                   -----------     ----------

       Total                                       $   313,401     $ (311,605)
                                                   ===========     ==========

     The following table is a reconciliation of the income tax provision/(benefit) at the U.S. statutory rate to that in the financial statements:

                                                      2001              2000
                                                  -----------       ---------
     Tax benefit computed at 34%                  $(1,648,282)      $(600,898)
     Valuation allowance                            1,848,260         118,636
     Permanent differences                             36,040         121,837
     Other                                             77,383          48,820
                                                  -----------       ---------
                                                  $   313,401       $(311,605)
                                                  ===========       =========


     Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The significant components of Metro Global's deferred income tax assets and liabilities are as follow:

                                                2001             2000
                                                 Asset           Asset
                                              (Liability)     (Liability)
                                              -----------    -----------
     Excess depreciation                      $  (126,000)   $  (187,000)
     Unearned management compensation             122,000        122,000
     Allowance for doubtful accounts              111,000         83,000
     Inventory capitalization                     245,000        156,000
     State net operating loss carry forward        78,000        132,000
     Other net deferred assets                  1,435,000      1,712,000
                                              -----------    -----------
                                                1,865,000      2,018,000
     Less valuation allowance                  (1,865,000)    (1,118,000)
                                              -----------    -----------
     Net deferred tax asset                   $      --      $   900,000
                                              ===========    ===========


     A valuation allowance has been established due to the uncertainty of taxable income in future years.

     Metro Global has a state operating loss carryforward available of $78,000 which may be used to offset future taxable income. The carryforward expires in 2006.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 26, 2001 AND MAY 27, 2000
--------------------------------------------------------------------------------
11. SHAREHOLDERS' EQUITY

Series A Convertible Preferred Stock

     During April 1998, Metro Global issued 2,175 shares of 1998 Series A Convertible Preferred Stock ("Series A Shares"). During 1999, all of the Series A Shares and accrued dividends were converted into 982,120 shares of Metro Global's Common Stock. In addition to the Series A Shares, Metro Global issued 400,000 detachable warrants to purchase Metro Global's Common Stock at $1.50 per share commencing April 20, 1998, exercisable over 5 years. In October 1998, all 400,000 warrants were transferred to a related party of Metro Global and exercised.

Consultant Stock Compensation Plan

     Metro Global's Consultant Stock Compensation Plan allows Metro Global to compensate consultants and certain other persons who have provided services to Metro Global through the award of shares of Metro Global's Common Stock. In June 1998, Metro Global added 500,000 shares of Common Stock to the plan.

     During the year ended May 27, 2000, Metro Global issued 135,504 shares of Common Stock valued at $98,378. As of May 26, 2001, 16,404 shares are available under this plan.

Equity Incentive Plan

     During the year ended May 31, 1997, Metro Global adopted an Equity Incentive Plan (the `Plan') that allows Metro Global to compensate key employees and directors who have provided service to Metro Global through the award of 500,000 shares of Metro Global's Common Stock, including qualified and non-qualified stock options.

     During the year ended May 31, 1997, options to purchase 200,000 shares were awarded to Officers and key employees under the Plan. The grants under the Plan provide for the options to vest 1/5 annually, on the anniversary date of the grant. The vested options are exercisable through March 2007 at $2.00 per share. Due to the termination of employment, 120,000 shares have been returned to the plan.

     During the year ended May 27, 2000, Metro Global awarded 100,000 shares of Common Stock to the President of Metro (see note 13). There are 310,800 shares available under this Plan as of May 26, 2001.

Employee Stock Purchase Plan

     During the year ended May 31, 1997, Metro Global adopted an Employee Stock Purchase Plan. This Plan allows employees of Metro Global to purchase up to 600,000 shares of Metro Global's Common Stock at a 15% discount to the market price of the stock on the commencement date or closing date of the plan year, whichever is lower.

     During the year ended May 29, 1999, 4,793 shares were awarded under this plan. Compensation cost of $8,721 was charged to compensation. As of May 27, 2000, the plan was terminated and 595,207 shares were canceled.

Stock Options

     Pursuant to an employment agreement, Kenneth Guarino, the significant shareholder of Metro Global and owner of CVC, was granted options to purchase 200,000 shares of Metro Global's Common Stock at $1.50 per share on January 1, 1993. Compensation of $300,000 was charged to operations from January 1, 1993 to January 1, 1997. As of January 1, 1997 the term to exercise the options was extended to December 31, 2006. On February 12, 2001, the options were canceled. Metro Global recognized $137,500 of additional expense in fiscal 1997 for the extension (see note 13).

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 26, 2001 AND MAY 27, 2000
--------------------------------------------------------------------------------
11. SHAREHOLDERS' EQUITY (CONTINUED)

     Effective April 1, 1999, Metro Global entered into a one year consulting agreement with Kenneth Guarino. Under the agreement, Mr. Guarino was given options to purchase up to 100,000 shares of Metro Global's Common Stock at a price of $2.00 per share, exercisable over five years. Metro Global recorded unearned compensation of $128,000 for the value of the option and amortized $106,667 to consulting expense for the year ended May 27, 2000. The consulting agreement was terminated effective October 25, 1999. The options were canceled on February 12, 2001.

     The Black-Scholes Method was utilized to value the options.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

     Metro Global is obligated under long-term operating leases, which require minimum annual rentals as follows:

                                   Office                            Machinery
                                   Warehouse                         And
       Year       Total            Premises          Vehicles        Equipment
     -------------------------------------------------------------------------

      2002      $  587,138       $  524,897         $  28,549         $33,692
      2003         560,165          504,178            22,445          33,542
      2004         303,107          276,264               -0-          26,843
      2005             -0-              -0-               -0-             -0-
      2006             -0-              -0-               -0-             -0-
                ----------       ----------         ---------         -------
     Total      $1,450,410       $1,305,339         $  50,994         $94,077
                ==========       ==========         =========         =======

     The lease on the Rhode Island warehouse and office facilities (see note 13) expires on April 30, 2003 and has a renewal option for two successive additional terms of five years (through April, 2008 and April, 2013, respectively), each based on the current annual rent plus an amount based on the consumer price index one month prior to the date of renewal. The lease requires monthly rentals of $20,719. On June 1, 1997, Metro Global was granted a rent reduction of $81,733, which is being amortized over the remaining term of the lease.

     The lease on the California warehouse facility expires on June 30, 2004 and has a renewal option for an additional five year term. The lease requires monthly rentals of $21,949 with bi-annual adjustments during the original term and the renewal option period based on the consumer price index.

     Rent expense under office and warehouse operating leases totaled $542,417 and $557,522 during the years 2001 and 2000, respectively.

Other Matters/Major Customer

     Metro Global is a defendant in suits relating to matters arising in the ordinary course of business. The amount of liability, if any, from the claims cannot be estimated, but management is of the opinion that the outcome of the claims will not have a material impact on Metro Global's financial position. On November 22, 1999, George Kinney, on behalf of himself and all other similarly situated, commenced a putative class action in the United States District Court for the District of Rhode Island against Metro Global and certain of its present or former Officers and Directors. Plaintiff seeks to represent a class of all persons who acquired securities of Metro Global between September 13, 1996 and September 13, 1999. The Complaint alleges claim based on alleged violations of section 10(b) of the Securities Exchange Act of 1934. Plaintiff alleges that the defendants made a series of

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 26, 2001 AND MAY 27, 2000
--------------------------------------------------------------------------------
12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

false and misleading statements concerning Metro Global's reported financial results during the class period that violated generally accepted accounting principles and ultimately caused Metro Global to restate certain financial statements. On March 15, 2000, Metro Global and certain defendants filed a motion to dismiss the complaint. The plaintiffs filed an amended complaint dated May 15, 2000 and Metro Global moved to dismiss the amended complaint on July 5, 2000. Plaintiffs filed an opposition to Metro Global's motion to dismiss on August 15, 2000. Metro Global replied to the plaintiffs' opposition on September 1, 2000. By order dated January 16, 2001, the Court denied defendants' motion to dismiss the amended complaint. On April 5, 2001, Metro Global retained new legal counsel for representation in the action. Metro Global filed an answer to the complaint on May 4, 2001. The Court has scheduled a conference for November 13, 2001 and thereafter it is anticipated that a discovery process will be conducted to determine whether the plaintiff is a proper class representative. Metro Global believes it has meritorious defenses that will enable it to secure a cost effective settlement before trial or, in the event of trial, that it will prevail.

     Metro Global used three vendors in 2001 to provide substantially all printing services (magazines, video boxes and promotional material). Management of Metro Global believes that other suppliers could provide similar services at comparable terms.

     CVC accounted for approximately 40% and 41% of Metro Global's sales (from continuing operations) during the years ended May 26, 2001 and May 27, 2000, respectively.

13. RELATED PARTY TRANSACTIONS

     Metro Global has significant tenant, borrower and customer relationships with companies owned and managed by shareholders of Metro Global (see Notes 7 and 12). Significant related party transactions for the years 2001 and 2000 are summarized below:

     CVC, which is owned by Kenneth Guarino, a significant shareholder of Metro Global, operates forty one retail stores in the Northeast and accounted for approximately 40% and 41% of Metro Global sales for the years May 26, 2001 and May 27, 2000, respectively. Metro Global accounts receivable include $3,545,765 due from CVC at May 26, 2001. No allowance for doubtful related party receivables and no related party bad debt expense has been recorded in the accompanying 2001 and 2000 consolidated financial statements. During fiscal 2000, Metro Global recorded from CVC $105,777 in royalty income pursuant to a franchise agreement for the operation of the Airborne for Men stores owned by CVC. Effective January 1, 2000, Metro terminated the franchise agreement as CVC converted all of their existing Airborne for Men stores into Amazing SuperStores.

     Metro leases its Rhode Island warehouse and office facilities from Castle Properties, L.L.C. ("Castle"), an affiliate, for its Rhode Island operations. Mr. Guarino's wife principally owns Castle Properties. A portion of the facility rented from Castle is sublet to CVC on a month-to-month basis. Sublease income during the years 2001 and 2000 totaled $48,000 for each year. During the year ended May 30, 1998, Castle granted Metro Global a four-month moratorium amounting to $81,733, which is being amortized over the remaining lease term. The net rent expense to Castle for the years ended May 26, 2001 and May 27, 2000 totaled $200,633 for each year. The corporate offices of Metro Global are located with the corporate offices of CVC. Although Metro Global does not pay rent, Metro Global pays property taxes on certain assets. For the year ended May 26, 2001 and May 27, 2000, Metro Global incurred approximately $5,553 and $13,493 of expense, respectively.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 26, 2001 AND MAY 27, 2000
--------------------------------------------------------------------------------
13. RELATED PARTY TRANSACTIONS (CONTINUED)

     On March 23, 1998, Metro Global entered into two 12% convertible debentures totaling $500,000 with related parties. Both notes were due on March 23, 1999, in either cash or Common Stock, at a conversion rate of $2.25 per share. Proceeds from the debentures were used for working capital. In March 1999, the debentures', including accrued interest of $60,000 (which was added to the note principal), were extended until March 23, 2000. On December 31, 1999, one of the debentures, including the accrued interest due under such debenture, was converted into 847,778 restricted shares of Metro Global's Common Stock. The second debenture and accrued interest was assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

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

     On August 1, 1998, Metro Global entered into notes payable totaling $1,000,000 with related parties. The notes, which bore interest at 8%, were due August 1, 1999. Proceeds from the notes were used in the acquisition of Fanzine. In October 1998, the notes were reduced by $600,000 for the exercise of warrants. On August 1, 1999, the notes' due dates were extended for one year. In consideration of the extension, the interest rate increased from 8% to 10% and warrants were issued to purchase up to 115,000 shares of Common Stock at a price of $2.58, exercisable for a term of five years. Metro Global recognized interest expense of $100,050 in connection with the issuance of the warrants. On December 31, 1999, one of the notes and accrued interest of $281,250 was converted into 781,250 shares of Metro Global's Common Stock. On December 31, 1999, the other note and accrued interest totaling $183,250 was assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

     On March 19, 1999, Metro Global entered into a one-year consulting agreement effective April 1, 1999 with Kenneth Guarino, pursuant to which Metro Global paid Mr. Guarino a fee of $10,000 per month. In addition, Metro Global granted Mr. Guarino options to purchase up to 100,000 shares of Common Stock at a price of $2.00 per share, exercisable for a period of 5 years. On that date, Metro Global's Common Stock was trading at $2.06 per share. During the year ended May 27, 2000 Metro Global recorded consulting expense of $106,667 in connection with the issuance of the warrants and reimbursed Mr. Guarino for approximately $82,000 of expenses incurred in connection with his activities for Metro Global. The consulting agreement was terminated in October 1999. On May 14, 2001, $60,000 in consulting fees owed to Mr. Guarino under the terms of the agreement were assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

     A film production company owned by Mr. Alves, the President of Metro Global, was paid $120,000 and $110,000 during fiscal 2001 and 2000, respectively, for services contracted by Metro Global or its subsidiaries.

     During the year ended May 27, 2000, Metro Global awarded Dennis Nichols, President of Metro, 100,000 shares of Metro Global's Common Stock valued at $43,000.

     Effective June 2000, the Company outsourced its human resource, benefit administration and payroll processing functions to CVC. The Company was charged $57,915 by CVC for services provided during the year.

     During the second and third quarters of fiscal 2001, Metro Global received advances from a related party totaling $565,000. Metro Global converted the advances into one-year notes payable with interest at 12% per annum. Proceeds from the notes were used for working capital. The notes, including interest of $25,325, were paid on May 20, 2001.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 26, 2001 AND MAY 27, 2000
--------------------------------------------------------------------------------

13. RELATED PARTY TRANSACTIONS (CONTINUED)

     During the year ended May 26, 2001, the Company incurred consulting charges related to mail order, marketing and general business services. The services were provided by the mother of Greg Alves, the President of Metro Global. In September 2001, the Company issued 750,000 restricted shares of its Common Stock in payment of these services.

     On May 14, 2001, CVC agreed to assume $321,599 in back rents and property taxes due to Castle Properties, L.L.C. through May, 2001. In addition, CVC agreed to assume rents and property taxes due for the period June through September 2001 totaling $95,168. The accounts receivable due from CVC was reduced accordingly.

14. ACCOUNTING FOR STOCK BASED COMPENSATION

     Metro Global applies APB Opinion 25 and related interpretations in accounting for its stock options issued to employees. Accordingly, under the intrinsic value method, no compensation cost for options issued to employees, has been recognized for the years May 26, 2001 and May 27, 2000 (see note 11).

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

     Metro Global has stock option plans which reserve shares of Common Stock for issuance to executives, employees, and directors. Metro Global has adopted the disclosure only provisions of Statement of Financial Accounting No. 123, "Accounting for Stock Based Compensation". Accordingly, compensation expense continues to be recognized under APB Opinion 25 for such plans. Had compensation cost for Metro Global's stock option plans been determined based on the fair value at the grant date for awards during the years ended May 26, 2001 and May 27, 2000 consistent with the provisions of SFAS No. 123, Metro Global's net
(loss) and (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                          2001         2000
                                                        ---------    --------

     Net loss - as reported                           $(5,171,027)   $(920,923)
     Net loss - pro forma                             $(5,174,027)   $(929,923)
     Basic and diluted loss per share - as reported   $      (.60)   $    (.13)
     Basic and diluted loss per share - pro forma     $      (.60)   $    (.13)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted during the years ended May 26, 2001 or May 27, 2000.

     The pro forma effect of applying SFAS 123 may not be representative of the effects on reported net income and earnings per share for future years since options vest over varying periods.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 26, 2001 AND MAY 27, 2000
--------------------------------------------------------------------------------

15.  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

     Management of Metro Global estimates that all financial instruments of Metro Global, except long-term liabilities (notes payable), have a fair value equal to the carrying value. Regarding the fair value of the long-term liabilities and certain trade account receivables, it has been determined that fair value cannot be reasonably estimated since the unique nature, interest rates, repayment terms, restrictions and all related conditions pertaining to these instruments do not provide information that would yield a basis for a sound fair value in accordance with guidelines in SFAS 107 and 119.

16.  EARNINGS PER SHARE

     The computation of basic and diluted earnings per share from continuing operations is as follows:


                                                          May 26, 2001    May 27, 2000
                                                           -----------    -----------
     Loss from continuing operations                       $(5,171,027)   $(1,455,743)
     Preferred Stock dividends                                    --             --
                                                           -----------    -----------
      Loss from continuing operations
        attributable to common shareholders                $(5,171,027)   $(1,455,743)
                                                           ===========    ===========
      Basic and Diluted EPS:
        Basic and Diluted common shares                      8,630,223      7,119,146
        Basic and Diluted EPS from continuing operations   $     (0.60)   $     (0.21)


     At May 26, 2001 and May 27, 2000, warrants to purchase 1,200,000 shares of Common Stock are not listed in the above analysis since the exercise price is greater than the average market price of the common shares.

17. OPERATING SEGMENT INFORMATION

     Effective in 1999, Metro Global adopted SFAS 131, " Disclosures About Segments of an Enterprise and Related Information." This statement introduced a new model for segment recording, called the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.

     The accounting policies of the segments are the same as those described in note 1, Summary of Significant Accounting Policies. Metro Global evaluates segment performance based on operating earnings before allocations of corporate overhead costs. Intersegment net sales and eliminations are not material.

     Metro Global was comprised of two segments: the Adult Entertainment Segment and the Publishing Segment (Fanzine). However, on September 29, 1999, Metro Global sold the Publishing Segment and is accounting for the segment as discontinued operations.

     Foreign sales totaled $894,730 and $919,083 at May 26, 2001 and May 27, 2000, respectively. There was no concentration of sales to any one country. Foreign assets are immaterial at May 26, 2001 and May 27, 2000.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 26, 2001 AND MAY 27, 2000
--------------------------------------------------------------------------------

18. DISCONTINUED OPERATIONS

     In September 1999, Metro Global adopted a plan of disposition for Fanzine, which was sold on September 29, 1999 for approximately $4,500,000 in notes receivable and the return of 1,000,000 restricted shares of Metro Global's Common Stock. The following table is a summary of the results of discontinued operations for the year ended May 27, 2000:

                                                         May 27, 2000
                                                         -----------
     Revenues                                            $ 5,354,250
     Cost of revenues                                      5,335,696
                                                         -----------
                                                              18,554

     Other expenses                                          722,204
                                                         -----------
     Loss before income taxes                               (703,650)

     Income tax benefit                                      285,682
                                                         -----------
     Loss from discontinued operations                   $  (417,968)
                                                         ===========



     Loss from discontinued operations before income taxes does not include an allocation of corporate interest expense or amortization of goodwill.

     Metro Global finished winding down Maxstone during the first quarter of fiscal 2001 and accordingly accounted for Maxstone's income, net of tax of $44,461, for the year ended May 27, 2000 and Maxstone's loss, net of tax benefit of $6,767, for the year ended May 26, 2001 as discontinued operations in the accompanying financial statements.