Form 10-Q
period 2001-08-25
METRO GLOBAL MEDIA INC
filed 2001-11-23
CIK 838803

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended August 25, 2001
                                ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

     For the transition period from          to
                                       ----------

                         Commission file number 0-21634

                            METRO GLOBAL MEDIA, INC.
               --------------------------------------------------
              (Exact name of registrant specified in its charter)

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

                                 (401) 942-7876
                        -------------------------------
                        (Registrant's telephone number)



Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



There were 9,380,223 shares of common stock outstanding as of November 9, 2001.

PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets                                               F-1
         Statements of Operations                                     F-3
         Statements of Cash Flows                                     F-4
         Notes to Financial Statements                         F-7 to F-9


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

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

     The Company produces and distributes erotic motion picture entertainment, in the form of feature films primarily on video cassettes and DVD, publishes and distributes a variety of adult magazines and markets and distributes erotic entertainment through direct mail order, e-commerce and over the Internet. Wholesale distribution of the Company's home video and DVD products is accomplished through a distribution network of wholesalers located throughout the United States, Canada and Europe. Wholesale distribution of the Company's publications is accomplished through a distribution network of wholesalers located throughout the United States and Canada. In addition, Metro East operates a regional distributorship center for the Company's motion picture titles and magazines as well as the video/DVD titles, magazines and novelty products of other companies. This 64,000 square foot Cranston, Rhode Island distribution center services retail outlets located throughout the Northeast region of the United States. Distribution for the Company's motion picture titles throughout the rest of the United States is conducted from Metro West's 35,500 square foot Chatsworth, California facility and international distribution is conducted through Metro International, located in Flensburg, Germany.

RESULTS OF OPERATIONS

     The Company's revenues for the three months ended August 25, 2001 decreased by 7% to $5,602,600 as compared to $6,053,472 for the three months ended August 26, 2000. The decrease of approximately $451,000 was primarily attributable to reductions in the Company's planned production schedule during fiscal 2001, which affected the quantity and type of new titles available for release during the first quarter of fiscal 2002. As a result, revenues from the distribution of video products decreased by approximately $637,000. This decrease was partially offset by an increase in revenues from the distribution of novelty products totaling $159,000.

     Changes to the fiscal 2001 production schedule were required because of an unexpected reduction in excess of $500,000 in the availability of funds from the Company's existing credit facility with Reservoir Capital Corporation (for further discussion, see Liquidity and Capital Resources" below). In addition to the quantity of new video titles being reduced, the mix of these new releases was weighted more heavily towards compilations and low-end videos than in previous periods. The Company's production expenditures for the three months ended August 25, 2001 decreased by 17% to approximately $534,000, as compared to $641,000 for the three months ended August 26, 2000.

     In response to this reduction in production revenue, management instituted programs to reduce accounts receivable levels, negotiate extended payment terms with suppliers of products and services, and reduce costs and control expenses. As a result of these efforts, as well as the proceeds generated from a partial disposition of its investment in securities, the Company was able to satisfy the demands of its lender while maintaining minimal production levels in order to meet its contractual obligations and maintain its established customer base and revenue streams.

     In the last quarter of fiscal 2001, the Company obtained $1,000,000 in alternative financing to fund the production of specific titles for release later in fiscal 2002. Repayment of these advances is due over a period of 12 months beginning in

January 2002, and a royalty will be due on these titles at the rate of $1.00 for each DVD sold through June 2003, with monthly payments beginning in January 2003 and ending in February 2004. However, the Company needs additional financing to achieve its planned production schedule for fiscal 2002. (For further discussion, see "Liquidity and Capital Resources" below.)

         Cost of revenues (including amortization of film costs) as a percentage of revenues was 64% for the three months ended August 25, 2001 compared to 63% for the three months ended August 26, 2000. The increase resulted primarily from a change in product mix more heavily weighted in lower margin magazines as opposed to videos and DVD's which generally have higher margins. The shift in product mix was attributable to the reduced production schedule discussed above. If the Company obtains adequate financing to fund its planned production schedule, management believes that gross margins will improve as a result of increased revenues and a shift back to a more favorable product mix. However, there is no assurance the Company will be able to secure the additional financing and/or generate the cost savings necessary to fund its planned production. (See "Liquidity and Capital Resources".)

         Selling, general and administrative expenses decreased by 5% to approximately $2,336,000 (42% of revenues) for the three months ended August 25, 2001as compared to approximately $2,452,000 (41% of revenues) for the three months ended August 26, 2000. The reduction of approximately $116,000 was primarily attributable to: (1) reductions in promotional activities and trade show participation; and (2) the absence of first quarter 2001 expenses associated with internet development costs.

         A significant portion of the reduction in selling, general and administrative expenses during the first quarter of fiscal 2002 was attributable to cost reduction and expense control programs implemented by management during fiscal 2001 in response to unexpected reductions to its line of credit as discussed above. Management will continue to focus on identifying and implementing operating improvements, procedures and controls that reduce costs, increase efficiency and enhance profit margins.

         The Company reported a net loss of $438,630 for the three months ended August 25, 2001 as compared to $297,643 for the three months ended August 26, 2000. In addition to the shift in the Company's production schedule due to reduced availability of funds, as discussed above, the increase of approximately $141,000 was also attributable to a decrease in interest income of approximately $58,000 for the first quarter of fiscal 2002. The reduction was attributable to the repayment in fiscal 2001 of the note receivable to the sale of the Company's publication segment in September 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of continuing losses, the Company is experiencing cash flow problems and is in default under a note payable owed to an unrelated third party (see below for further discussion). The Company's line of credit is also in default as a result of failure to comply with certain financial ratio requirements. The Company has a significant unpaid tax liability for the year ended May 27, 2000. The Company is currently in annual renewal negotiations and has not received a commitment from the lender to renew the line of credit which expires in November 2001 and has not obtained replacement or supplemental financing, and there can be no assurance of such renewal or new financing. The Company's accounts receivable balance from Capital Video Corporation ("CVC"), its primary customer and a related party was approximately $4,120,000 at August 25, 2001, of which approximately $1,596,000 was over ninety days. At November 13, 2001, the accounts receivable balance due from CVC was approximately $3,289,000 (61% of the Company's total accounts receivable) of which approximately $674,000 was over 90 days.

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

           Accounts receivable from related parties increased as a result of extended payment terms granted in fiscal 2001 at the request of CVC, a related party and the Company's major customer. Payment terms were extended to accommodate CVC's major expansion into three additional states with 10 new retail locations. The commitment to provide extended payment terms was made to CVC prior to Reservoir Capital Corporation's demands for reductions in funding levels available under its line of credit with the Company as discussed above under "Results of Operations". As a condition of the arrangement, CVC agreed to a charge back of $244,843 from Metro for all pricing discounts allowed from December 2000 through March 2001. In addition, CVC's discount program was reduced effective April 2001.

         The Company has implemented a plan with CVC and its related parties whereby remittances and shipments against open orders will be monitored over a 36-week period ending in April 2002. At the end of that period CVC and its related parties have committed to reduce their accounts receivable to approximately $2,000,000 or between 60 to 75 days of billing.

         Of the Company's total accounts receivable at August 26, 2001, $4,120,357 (68%) as compared to $3,545,765 (56%) at May 26, 2001 was owed by CVC and related parties. CVC, which is wholly owned by Kenneth Guarino who is also the principal shareholder of the Company, operates 41 retail locations either directly or through management service contracts with related parties. Because of the amount of this receivable and the concentration of business with CVC, this receivable is monitored very closely. All amounts due from CVC are maintained within the agreed upon extended terms and are deemed collectible by the Company. Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in the Company's financial statements.

         The Company's primary sources of capital have historically been cash provided by operations and proceeds available from its line of credit. During the first quarter of fiscal 2002, operating activities used cash of approximately $55,000 while financing activities provided cash of approximately $254,000. Cash provided from financing activities consisted of proceeds from production funding totaling $430,000 which were primarily offset by payments on the line of credit and capitalized lease obligations totaling approximately $176,000.

         In addition to financing activities, the primary source of cash was proceeds from the sale of investment securities. During the first quarter of fiscal 2002, the Company sold 207,850 shares of New Frontier Common Stock for a total of $555,758. At August 25, 2001, the investment in the remaining 92,150 shares totaled $221,160. As of the close of trading on November 9, 2001, New Frontier's Common Stock was trading on the NASDAQ's Small Cap Market at a price of $2.63 per share.

         During the three months ended August 25, 2001, the Company invested approximately $534,000 in new films and videos. Financing for these activities has and will continue to be generated through operating cash flows, funds received from its line of credit, as well as alternate financing sources as described below.

         Capital expenditures during the first quarter of fiscal 2002 totaled approximately $14,000 as compared to approximately $79,000 for the same period in fiscal 2001.

         On October 28, 1998, the Company entered into an unsecured note payable with an unrelated third party for $1,100,000. The note, which bore no interest, was due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant agreement, the Company issued the lender 150,000 restricted shares of the Company's Common Stock. The Company used $507,500 of the proceeds to repurchase 198,242 shares of its outstanding Common Stock from Metro Plus, a company owned by a principal stockholder. For fiscal 1999, the Company made one payment of $275,000. In September 1999, the Company and lender agreed to a preliminary extension of the note. In October 1999, the Company made a $275,000 payment. Effective August 8, 2000, the Company renegotiated the terms for the final $550,000 due on the note payable. Under the terms of the Forbearance and Modification agreement, the note was to be paid in equal monthly installments of $50,000 each. Payments on the note have been in default since October 2000 and the loan balance of $450,000 bears interest at the default rate of 11% per annum. As of August 25, 2001, the balance due on the note payable, including accrued interest was $492,583. At November 12, 2001, the note balance of $472,583 including accrued interest remained in default.

         On July 21, 1999, Metro Global entered into a seven year Licensing Agreement with New Frontier Media, Inc. ("New Frontier"). Metro Global received 500,000 restricted shares of New Frontier common stock plus warrants to purchase an additional 100,000 shares of New Frontier common stock per year for five years. Metro Global valued the common stock and warrants at $4,787,474. The deferred revenue is being amortized over seven years. Metro accounts for the stock received as securities available for sale, in accordance with SFAS 115. At August 25, 2001, Metro Global recorded a comprehensive loss of $29,488 on the remaining investment of 92,150 shares. The stock is periodically reviewed for permanent impairment.

         As part of the Licensing Agreement, in consideration of certain services, Metro Global issued New Frontier 250,000 restricted shares of its Common Stock and warrants to purchase 50,000 shares of Common Stock per year for five years. Metro Global valued the Common Stock and warrants at $716,752. The deferred expense is being amortized over five years.

         In September 1999, the Company signed a $4,000,000 Loan and Security Agreement with Reservoir Capital Corporation which, in November 2000 was renewed until November 2001. The Company is currently in negotiations with the lender for the annual renewal through November 2002. The Company may borrow up to 70% of accounts receivable less than ninety day old, up to a maximum of $3,000,000. The accounts receivable borrowing base excludes foreign receivables and receivables where more than 50% of the balance is over ninety days old. Also, the borrowing base on accounts receivable owed by CVC is limited to the lesser of 30% of total accounts receivable or $1,300,000. Additionally, the Company can borrow 40% of inventory, up to a maximum of $700,000. The Company must pay a service fee of .35% per month on the average daily loan balance. The Company must pay an under utilization fee of .25% on the amount of the borrowings under $2,000,000. The loan is secured by substantially all of the assets of the Company. The CVC accounts receivable are guaranteed by the sole shareholder of CVC, who is also a significant shareholder of the Company. In addition, CVC has pledged its inventory to secure the loan.

          In January 2001, certain terms of the loan agreement were revised at the demand of the lender. These revisions included a reduction of the borrowing base on accounts receivable owed by CVC from $1,600,000 to $1,300,000 and a reduction of the maximum inventory borrowings from $1,000,000 to $700,000. The reductions were implemented on a pro rata monthly basis from January 2001 through June 2001. In addition, effective January 2001, the interest rate on borrowings changed from prime plus 3.5% to prime plus 5.0% per annum. The loan agreement is currently in default as a result of the Company's failure to comply with certain financial ratio requirements. As of November 10, 2001 borrowings under the line of credit totaled $2,493,069.

         During the last quarter of fiscal 2001, the Company was able to obtain an alternate financing source to supplement the funding requirements of its film production schedule. On April 24, 2001 a limited partnership, Metro Media Investors I, LP ("Media Investors") was formed with Metro International as its General Partner. Media Investors was funded with $1,000,000 from its Limited Partner. At August 25, 2001, the Company had received $930,000 in advances from Media Investors to fund the production of specific titles. Repayment of the advances is structured to coincide with the anticipated cash flow stream from the specific titles being produced. The Company is obligated to repay these advances over a period of twelve months beginning in January 2002. In addition, a royalty will be paid to Media Investors for the specific titles financed at the rate of $1.00 for each DVD sold through June 2003 with monthly payments beginning January 2003 and ending February 2004. The royalty payment is guaranteed to yield a minimum return of 15% per annum to the Limited Partner.

         As discussed above, the Company is experiencing cash flow problems and factors exist that create an uncertainty regarding the Company's ability to continue as a going concern. The Company's credit facility under the above-described Loan and Security Agreement with Reservoir Capital Corporation is renewable on an annual basis and is currently being negotiated for the next renewal due in November 2001. The Company is also exploring additional sources of short term borrowing, but has no commitments, understandings or agreements and there can be no assurance that such additional financing will be available. If the Company lost, or sustained additional reductions to, its existing credit line financing with Reservoir Capital Corporation and was unable to replace it with suitable alternative capital sources, there would be a materially adverse effect on its contemplated production of new films and videos and, potentially, its financial condition. The Company's Common Stock was delisted from the NASDAQ Small Cap Market on December 7, 1999. The light and sporadic trading volume of the Company's Common Stock on the "pink sheets" materially and adversely affects the Company's ability to raise capital through new issuances of equity or convertible securities.

FORWARD LOOKING STATEMENTS

         This Form 10-Q Report contains "forward-looking statements," including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. Such forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Among factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements would be the Company's failure to obtain additional sources of financing, as discussed above; government actions or initiatives, such as attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials; nonpayment or materially late payment by the Company's largest customer, CVC, or a material decline or interruption in sales to CVC; possible legal action on present or future overdue obligations, such as the above-described default on $450,000 in aggregate payments due in October, 2000 through June, 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk from exposure to changes in interest rates based on its line of credit financing. In the event that interest associated with this debt was to increase 100 basis points, the annual impact on future cash flows would be approximately $25,000.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT AUGUST 25, 2001 AND MAY 26, 2001



                                     ASSETS

                                           August 25, 2001       May 26, 2001
                                           ----------------     --------------
                                             (unaudited)
Current Assets
--------------
 Cash                                        $   206,669         $          -
 Accounts receivalbe, less allowance for
 doubtful accounts of $276,864 and
 $274,220 respectively                         1,954,182            2,848,237
 Accounts receivable, related party            4,120,357            3,545,765
 Investment in securities                        221,160              806,406
 Inventory                                     4,295,456            3,843,660
 Prepaid expense and other current assets        319,900              330,097
                                              -----------          ----------
Total Current Assets                          11,117,724           11,374,165
--------------------

 Motion pictures and other films at cost,
 less accumulated amortization of
 $13,930,169 and $13,424,575, respectively     4,827,540            4,799,452

 Property and equipment at cost, less
 accumulated depreciation of $3,641,068 and
 $3,486,359, respectively                      1,532,109            1,672,426

Other Assets                                     174,311              117,070
                                             -----------          -----------

Total Assets                                 $17,651,684          $17,963,113
------------                                 ===========          ===========


                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS AT AUGUST 25, 2001 AND MAY 26, 2001



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                           August 25, 2001       May 26, 2001
                                           ----------------     --------------
                                             (unaudited)
Current Liabilities
-------------------
 Current portion of capital lease
 obligations                                 $    212,617        $    229,679
 Short-term borrowings                          3,897,730           3,583,213
 Accounts payable                               3,955,967           3,781,119
 Accrued expenses                               1,804,316           1,940,818
 Income taxes payable                             448,668             451,318
                                               ----------          ----------
Total Current Liabilities                      10,319,298           9,986,147
-------------------------

Deferred revenue                                3,362,631           3,533,612
Capital lease obligations, less current
portion                                           43,832              87,255
                                              -----------          -----------

Total Liabilities                              13,725,761          13,607,014
-----------------                             -----------          -----------

Commitments and contingencies

Shareholders' Equity
--------------------
 Preferred stock, no par value; authorized
 2,000,000 shares; issued and outstanding,
 none
 Common Stock, $.0001 par value; authorized
 10,000,000 shares; issued 8,828,465 shares
 and outstanding, 8,630,223 shares                   883                 883
 Additional paid in capital                   16,826,372          16,790,535
 Accumulated deficit                         (12,290,089)        (11,851,459)
 Accumulated other comprehensive loss           (103,743)            (76,360)
                                             -----------         -----------
                                               4,433,423           4,863,599

 Less cost of treasury stock
 (198,242 common shares)                        (507,500)           (507,500)
                                             ------------        -----------

Total Shareholders' Equity                     3,925,923           4,356,099
--------------------------                    -----------         -----------

Total Liabilities and Shareholders' Equity   $17,651,684         $17,963,113
------------------------------------------   ===========         ===========

                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 25, 2001 AND AUGUST 26, 2000 (UNAUDITED)

                                                2001                 2000
                                           ----------------     --------------

Revenues                                       $5,602,600          $6,053,472

Cost of revenues, incliding amortization
 of motion pictures and other films of
 $505,594 and $578,814, respectively             3,558,156           3,798,091

Selling, general and administrative
expenses                                        2,336,071           2,451,942
                                              ------------        ------------
                                                 (291,627)           (196,561)

Other income and (expenses)
----------------------------
 Interest expense                                (159,625)           (167,563)
 Interest income                                        -              57,904
 Other income                                      12,622               8,577
                                                  --------            --------

Net loss                                        $(438,630)          $(297,643)
                                                =========           =========
Comprehensive loss
------------------

Net Loss                                        $(438,630)          $(297,643)

Other comprehensive loss                          (27,383)           (914,954)
                                               ------------       -------------
Net comprehensive loss                          $(466,013)        $(1,212,597)
                                               ===========        ============

Loss Per Share:
 Basic and diluted                                 $(0.05)             $(0.03)


Weighted average number of shares:
Basic and diluted                               8,630,223           8,630,223

                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 25, 2001 AND AUGUST 26, 2000 (UNAUDITED)


                                                2001                 2000
                                           ----------------     --------------

Cash flows from operating activities:
 Net loss                                     $(438,630)           $(297,643)
                                               ---------            ---------

Adjustments to reconcile net loss to net
cash (used in) provided by operating
activities:
 Depreciation expense                           154,709              173,639
 Amortization of motion pictures and other
 films                                          505,594              578,814
 Amortization of deferred rent                   (3,503)              (3,503)
 Amortization of unearned compensation                -                  500
 Amortization of deferred revenue              (170,981)            (170,981)
 Amortization of deferred expense                35,837               54,356
 Amortization of discount on debenture                -               13,142
 Allowance for doubtful accounts                  2,644               45,000
 Foreign Exchange                                 2,105               31,296
(Increase) decrease in assets:
 Accounts receivable                            316,819              432,544
 Inventory                                     (451,796)            (588,646)
 Recoverable income tax                               -              183,436
 Prepaid expenses and other current assets       10,197              (89,019)
 Other assets                                   (57,241)             (27,568)
Increase (decrease) in liabilities;
Accounts payable and accrued expenses            41,849               36,907
Income taxes payable                             (2,650)                   -
                                               --------             --------
Total adjustments                               383,583              669,917
-----------------                              --------             --------

Net cash (used in) provided by operating
activities                                     $(55,047)            $372,274
---------------------------------------        ---------            ---------

                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED AUGUST 25, 2001 AND AUGUST 26, 2000 (UNAUDITED)

                                                2001                 2000
                                           ----------------     --------------
Cash flows from investing activities:
 Payments from notes receivable                $       -         $965,649
 Investments in motion pictures and
 other films                                    (533,682)        (641,327)
 Purchase of property and equipment              (14,392)         (79,320)
 Proceeds from sale of securities                555,758                -
                                               ----------        ---------
Net cash provided by investing activities:         7,684          245,002
-----------------------------------------      ----------        ---------

Cash flows from financing activitie:s
 Net payments on line of credit                 (115,483)        (375,576)
 Proceeds on notes payable                       430,000                -
 Payments on notes payable                             -         (425,000)
 Principal payments on capital lease
 obligations                                     (60,485)         (74,846)
                                               ----------        ---------
Net cash provided by (used in)
------------------------------
financing activities                             254,032         (875,422)
--------------------                           ---------         ---------

Net increase (decrease) in cash                 $206,669        $(258,146)

Cash, beginning of period                              -          361,539

Cash, end of period                             $206,669        $ 103,393
                                                ========        =========

Supplemental disclosures of cash flow
information:

Cash paid during the periods for:

    Interest                                    $103,587         $147,831
                                                ========         ========
    Income taxes                                  $2,650         $      -
                                                ========         ========

                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED AUGUST 25, 2001 AND AUGUST 26, 2000 (UNAUDITED)
--------------------------------------------------------------------------------


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

         Metro East leases its Rhode Island warehouse and office facilities from Castle Properties, LLC ("Castle"), which is principally owned by the wife of Kenneth Guarino, the Company's principal shareholder. In May 2001, CVC agreed to assume back rents and property taxes due to Castle for the period through May 2001. In addition, CVC agreed to assume rents and property taxes due for the period June through September 2001. During the three months ended August 25, 2001, $71,376 in rent and property taxes were assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

                 See Notes to Consolidated Financial Statements

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 25, 2001 AND AUGUST 26, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

         The consolidated financial statements include the accounts of Metro Global and its majority owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Financial Statements

         The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and changes in financial position for the interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in Metro Global's latest annual report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending May 25, 2002.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates based on management's knowledge and experience. Due to their prospective nature, it is reasonable to expect actual results to differ from those estimates.

2.  GOING CONCERN

         The accompanying consolidated financial statements of Metro Global reflect net losses of $438,630 and $297,643 during the quarters ended August 25, 2001 and August 26, 2000, respectively. Metro Global is experiencing cash flow problems and is in default under a note payable and its line of credit. Metro Global also has a significant unpaid tax liability for the year ended May 27, 2000. Metro Global's accounts receivable balance from a related party, Capital Video Corporation ("CVC") was approximately $4,120,000 at August 25, 2001, of which approximately $1,596,000 was over 90 days. Metro Global's line of credit, which is in default, expires in November 2001. Metro Global is currently in negotiations with the lender for the annual renewal through November 2002. Metro Global has not yet obtained replacement financing. These factors create an uncertainty about Metro Global's ability to continue as a going concern. Management of Metro Global has developed a business plan that includes a reduction in product costs, improved inventory control, and personnel restructuring. In addition, management plans selected price increases and business development. Metro Global plans to improve its cash flow through a reduction of related party accounts receivable over a 36-week period. The ability of Metro Global to continue as a going concern is dependent on the success of these plans. The financial statements do not include any adjustments that might be necessary if Metro Global is unable to continue as a going concern.

3.  INVESTMENT IN SECURITIES

         On July 21, 1999, Metro Global entered into a seven year Licensing Agreement with New Frontier Media, Inc. ("New Frontier"). Metro Global received 500,000 restricted shares of New Frontier Common Stock plus warrants to purchase an additional 500,000 shares of New Frontier Common Stock (100,000 shares per year for five years). Metro Global valued the common stock and warrants at $4,787,474. The deferred revenue is being amortized over seven years. Metro accounts for the stock received as securities available for sale, in accordance with SFAS 115. The stock is periodically reviewed for permanent impairment.

         As part of the Licensing Agreement, in consideration of certain services, Metro Global issued New Frontier 250,000 restricted shares of its Common Stock and warrants to purchase 250,000 shares of Common Stock (50,000 shares per year for five years). Metro Global valued the Common Stock and warrants at $716,752. The deferred expense is being amortized over five years.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED AUGUST 25, 2001 AND AUGUST 26, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

3.  INVESTMENT IN SECURITIES (CONTINUED)

         During fiscal 2002, Metro Global sold 207,850 of its 300,000 remaining shares of New Frontier Common Stock for a total of $555,758. Metro Global recorded comprehensive losses of $29,488 and $946,250 on the investment at August 25, 2001 and August 26, 2000, respectively.

4.  DEBT

         On October 28, 1998, Metro Global entered into a note payable with an unrelated third party for $1,100,000. The note, which bore no interest, was due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant agreement, Metro Global issued the lender 150,000 restricted shares of Metro Global's Common Stock. Metro Global used $507,500 of the proceeds to repurchase 198,242 shares of its outstanding Common Stock from Metro Plus, a company owned by a significant shareholder. For the year ended May 29, 1999, Metro Global made one payment of $275,000. In September 1999, Metro Global and the lender agreed to a preliminary extension of the note. Metro Global made a payment of $275,000 in October 1999. Effective August 8, 2000, Metro Global, renegotiated the terms for the final $550,000 due on the note payable. Under the terms of the Forbearance and Modification agreement, Metro Global was to make monthly payments of $50,000. Payments on the note have been in default since October 2000 and the loan balance of $450,000 bears interest at the default rate of 11% per annum. As of August 25, 2001, the balance due on the note payable, including accrued interest was $492,583.

         During the last quarter of fiscal 2001, Metro Global was able to obtain an alternate financing source to supplement the funding requirements of its film production schedule. On April 24, 2001 a limited partnership, Metro Media Investors I, LP ("Media Investors") was formed with Metro International, Metro Global's foreign subsidiary, as its General Partner. Media Investors was funded with $1,000,000 from its Limited Partner. At August 25, 2001, Metro Global had received $930,000 in advances from Media Investors to fund the production of specific titles. Repayment of the advances is structured to coincide with the cash flow stream generated from the specific titles being produced. The advances will be repaid over a period of twelve months beginning in January 2002. In addition, a royalty will be paid to Media Investors for the specific titles financed at the rate of $1.00 for each DVD sold through June 2003 with monthly payments beginning January 2003 and ending February 2004. The royalty payment is guaranteed to yield a minimum of 15% per annum to the Limited Partner.

5. SHORT-TERM BORROWINGS

         In September 1999, Metro Global signed a $4,000,000 Loan and Security Agreement with Reservoir Capital Corporation. Pursuant to the original terms of the agreement, Metro Global could borrow up to 70% of accounts receivable less than ninety day old, up to a maximum of $3,000,000. The accounts receivable borrowing base excludes foreign receivables and receivables where more than 50% of the balance is over ninety days old. Also, the borrowing base on accounts receivable owed by CVC is limited to the lesser of 30% of total accounts receivable or $1,600,000. Additionally, Metro Global could borrow 40% of inventory, up to a maximum of $1,000,000. Metro Global must pay a service fee of
 .35% per month on the average daily loan balance. Metro Global must pay an under utilization fee of .25% on the amount of the borrowings under $2,000,000. The loan is secured by substantially all of the assets of Metro Global. The CVC accounts receivable are guaranteed by the sole shareholder of CVC, who is also a significant shareholder of Metro Global. In addition, CVC has pledged its inventory to secure the loan.

          In January 2001, certain terms of the loan agreement were revised at the demand of the lender. These revisions included a reduction of the borrowing base on accounts receivable owed by CVC from $1,600,000 to $1,300,000 and a reduction of the maximum inventory borrowings from $1,000,000 to $700,000. The reductions were implemented on a pro rata monthly basis from January 2001 through June 2001. In addition, effective January 2001, the interest rate on borrowings changed from prime plus 3.5% to prime plus 5.0% per annum. The loan agreement is currently in default as a result of the Company's failure to comply with certain financial ratio requirements. As of August 25, 2001 borrowings under the line of credit totaled $2,517,730.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED AUGUST 25, 2001 AND AUGUST 26, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

5. SHORT-TERM BORROWINGS (CONTINUED)

   The following schedule summarizes short-term borrowings as of August 25, 2001:

         Note payable (Note 4)                           $     450,000
         Production advances (Note 4)                          930,000
         Line of credit (Note 5)                             2,517,730
                                                           -------------
                                                         $   3,897,730

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

George Kinney v. Metro Global Media, Inc., et al.
C.A. No. 99-579 (U.S.D.C.,D.R.I.)

         On November 22, 1999, George Kinney, on behalf of himself and all other similarly situated, commenced a putative class action in the United States District Court for the District of Rhode Island against Metro Global and certain of its present or former officers and directors. Plaintiff seeks to represent a class of all persons who acquired securities of Metro Global between September 13, 1996 and September 13, 1999. The Complaint alleges violations of section 10(b) of the Securities Exchange Act of 1934. Plaintiff alleges that the defendants made a series of false and misleading statements concerning Metro Global's reported financial results during the class period that violated generally accepted accounting principles and ultimately caused Metro Global to restate certain financial statements. On March 15, 2000, Metro Global and certain defendants filed a motion to dismiss the complaint. The plaintiffs filed an amended complaint dated May 15, 2000 and Metro Global moved to dismiss the amended complaint on July 5, 2000. Plaintiffs filed an opposition to Metro Global's motion to dismiss on August 15, 2000. Metro Global replied to the plaintiffs' opposition on September 1, 2000. By order dated January 16, 2001, the Court denied Metro Global's motion to dismiss the amended complaint. On April 5, 2001, Metro Global retained new legal counsel for representation in the action. Metro Global filed an answer to the complaint on May 4, 2001. At a Court conference on November 13, 2001, it was agreed that the discovery process begin to determine whether the plaintiff is a proper class representative. Metro Global believes it has meritorious defenses that will enable it to secure a cost effective settlement before trial or, in the event of trial, that it will prevail.

New England Phoenix Co., Inc. vs. Metro Global Media Inc., and United Stock Transfer, Inc. C. A. 01CV11544GAO (U.S. D. C.., D MA)

         On September 7, 2001, a Complaint was filed against Metro Global and its stock transfer agent in the United States District Court for the District of Massachusetts. The Complaint alleges that Metro Global improperly canceled certain shares of stock standing in the name of the plaintiff's predecessor in interest and that Metro Global engaged in other tortious behavior. Metro Global has obtained an extension of time to respond to the Complaint. Metro Global denies any wrongdoing and believes it has meritorious defenses that will enable it to secure a cost effective settlement before trial or, in the event of trial, that it will prevail.

         Except for the actions described above, there are no material legal proceedings pending against Metro Global or its subsidiaries other than routine litigation that is incidental to the business.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

         On September 17, 2001, the Company issued 750,000 restricted shares of its Common Stock in payment of $100,000 in consulting services provided during the year ended May 26, 2001. The services, which related to mail order, marketing and general business consulting, were provided by the mother of Greg Alves, President of Metro Global.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

                  None

ITEM 5.  OTHER INFORMATION
--------------------------

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)   Exhibits
               None

         (b)   Reports on Form 8-K
               None

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      METRO GLOBAL MEDIA, INC.

                                      November 20, 2001



                                      By: /s/ Gregory N.Alves
                                         --------------------
                                            Gregory N. Alves
                                            President and Director


                                      By: /s/ Louis T. Turcotte
                                         -----------------------
                                            Louis T. Turcotte
                                            Chief Financial Officer, Treasurer
                                            (principal financial and accounting
                                            Officer), Secretary and Director