Form 10-Q
period 2001-11-24
METRO GLOBAL MEDIA INC
filed 2002-01-25
CIK 838803

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 24, 2001

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to

Commission file number 0-21634

Metro Global Media, Inc.

(Exact name of registrant specified in its charter)

              Delaware    _________

65-0025871

    (State or other jurisdiction of

      (IRS Employer

     incorporation or organization)

   Identification No.)

1060 Park Avenue, Cranston, Rhode Island 02910

(Address of principal executive offices)

(401) 942-7876

(Registrant’s telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

There were 9,380,223 shares of common stock outstanding as of January 18, 2002.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

F-7 to F-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Metro Global Media, Inc. ("Metro Global”) is engaged in the production and distribution of erotic prerecorded videocassettes, magazines, CD-ROMs, digital versatile discs ("DVD"), and other products. Metro Global operates through its wholly owned subsidiaries and operating divisions: Metro West Studios, Inc., (“Metro Studios”), Metro, Inc. - West Coast Division ("Metro West"), Metro International Distributors ("Metro International"), Amazing Media Group, Inc. ("Amazing Media"), Amazing Direct, Inc. (“Amazing Direct”), Metro, Inc. - East Coast Division ("Metro East"), Airborne for Men, LTD. ("Airborne").   Metro Global and these subsidiaries and divisions are sometimes collectively referred to as the “Company”.

  The Company produces and distributes erotic motion picture entertainment, in the form of feature films primarily on video cassettes and DVD, publishes and distributes a variety of adult magazines and markets and distributes erotic entertainment through direct mail order, e-commerce and over the Internet.  Wholesale distribution of the Company’s home video and DVD products is accomplished through a distribution network of wholesalers located throughout the United States, Canada and Europe. Wholesale distribution of the Company’s publications is accomplished through a distribution network of wholesalers located throughout the United States and Canada. In addition, Metro East operates a regional distributorship center for the Company’s motion picture titles and magazines as well as the video/DVD titles, magazines and novelty products of other companies.  This 64,000 square foot distribution center in Cranston, Rhode Island services retail outlets located throughout the Northeast region of the United States.   Distribution for the Company’s motion picture titles throughout the rest of the United States is conducted from Metro West’s 35,500 square foot Chatsworth, California facility and international distribution is conducted through Metro International, located in Flensburg, Germany.

Results of Operations for the three months ended November 24, 2001 versus the three months ended November 25, 2000

The Company’s revenues for the three months ended November 24, 2001 decreased by 7% to $5,650,587 as compared to $6,093,289 for the three months ended November 25, 2000.  The decrease of approximately $443,000 was primarily attributable to reductions in the Company’s planned production schedule during fiscal 2001, which affected the quantity and type of new titles available for release during the first half of fiscal 2002.  As a result, revenues from the distribution of video products decreased by approximately $629,000.  This decrease was partially offset by an increase in revenues from the distribution of novelty and DVD products totaling $173,000.

Changes to the fiscal 2001 production schedule were required because of an unexpected reduction in excess of $500,000 in the availability of funds from the Company’s existing credit facility with Reservoir Capital Corporation (for further discussion, see Liquidity and Capital Resources” below).  In addition to the quantity of new video titles being reduced, revenues decreased because the mix of these new releases was weighted more heavily towards compilations and low-end videos than in previous periods.

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

In the last quarter of fiscal 2001, the Company obtained $1,000,000 in alternative financing to fund the production of specific titles for release later in fiscal 2002.  Repayment of these advances is due over a period of 12 months beginning in January 2002, and a royalty will be due on these titles at the rate of $1.00 for each DVD sold through June 2003, with monthly payments beginning in January 2003 and ending in February 2004.  However, the Company needs additional financing to achieve its planned production schedule for fiscal 2002.  (For further discussion, see “Liquidity and Capital Resources” below.)

Cost of revenues (including amortization of film costs) as a percentage of revenues remained constant at 63% for the three months ended November 24, 2001 and November 25, 2000.

Selling, general and administrative expenses decreased by 11% to approximately $2,166,000 (38% of revenues) for the three months ended November 24, 2001 as compared to approximately $2,421,000 (40% of revenues) for the three months ended November 25, 2000.  The reduction of approximately $255,000 was primarily attributable to: (1) reductions in promotional activities and trade show participation; and (2) the absence of fiscal 2001 expenses associated with internet development costs.

A significant portion of the reduction in selling, general and administrative expenses during the second quarter of fiscal 2002 was attributable to cost reduction and expense control programs implemented by management during fiscal 2001 in response to unexpected reductions to its line of credit as discussed above.  Management will continue to focus on identifying and implementing operating improvements, procedures and controls that reduce costs, increase efficiency and enhance profit margins.

The Company reported a net loss of $212,220 for the three months ended November 24, 2001 as compared to $826,937 for the three months ended November 25, 2000.  The decrease of approximately $615,000 was primarily attributable to the $532,000 loss incurred on the sale of securities during the quarter ended November 25, 2000.  The balance of the decrease was attributable to reductions in selling, general and administrative expenses during the quarter ended November 24, 2001 which were partially offset by decreased revenues.

Results of Operations for the six months ended November 24, 2001 versus the six months ended November 25, 2000

The Company’s revenues for the six months ended November 24, 2001 decreased by 7% to $11,253,187 as compared to $12,146,761 for the six months ended November 25, 2000.  The decrease of approximately $894,000 was primarily attributable to reductions in the Company’s planned production schedule during fiscal 2001 as discussed above.  As a result, revenues from the distribution of video products decreased by approximately $1,266,000.  This decrease was partially offset by an increase in revenues from the distribution of novelty and DVD products totaling $352,000.

Cost of revenues (including amortization of film costs) as a percentage of revenues remained constant at 63% for the six months ended November 24, 2001 and November 25, 2000.

Selling, general and administrative expenses decreased by 8% to approximately $4,502,000 (40% of revenues) for the six months ended November 24, 2001 as compared to approximately $4,873,000 (40% of revenues) for the six months ended November 25, 2000.  The reduction of approximately $371,000 was primarily attributable to: (1) reductions in promotional activities and trade show participation; and (2) the absence of fiscal 2001 expenses associated with internet development costs.  As discussed above, a significant portion of the reduction in selling, general and administrative expenses during the first half of fiscal 2002 was attributable to cost reduction and expense control programs implemented by management during fiscal 2001.

The Company reported a net loss of $650,850 for the six months ended November 24, 2001 as compared to $1,124,580 for the six months ended November 25, 2000.  The decrease of approximately $474,000 was primarily attributable to the $532,000 loss incurred on the sale of securities in the second quarter of fiscal 2001.  This was partially offset by a reduction in interest income of approximately $52,000 during the six months ended November 24, 2001 which was attributable to the repayment in fiscal 2001 of the note receivable from the sale of the Company’s publication segment in September, 1999.

Liquidity and Capital Resources

As a result of continuing losses, the Company is experiencing cash flow problems and is in default under a note payable owed to an unrelated third party (see below for further discussion).  The Company’s line of credit is also in default as a result of failure to comply with certain financial ratio requirements.  The Company has a significant unpaid tax liability for the year ended May 27, 2000.   The Company’s accounts receivable balance from Capital Video Corporation (“CVC”), its primary customer and a related party was approximately $3,464,000 at November 24, 2001, of which approximately $566,000 was over ninety days as compared to a total outstanding balance of approximately $4,120,000 with approximately $1,596,000 over ninety days at the end of the first quarter of fiscal 2002.  At January 9, 2002, the accounts receivable balance due from CVC was approximately $3,472,000 (64% of the Company’s total accounts receivable) of which approximately $115,000 was over 90 days.

These factors create an uncertainty regarding the Company’s ability to continue as a going concern.  The Company’s management has developed a business plan that includes a reduction in product costs, improved inventory control, and personnel restructuring.  In addition, management plans selected price increases and business development.  Cash flow improvements are planned through a reduction of the related party accounts receivable over a thirty-six week period.  The ability of the Company to continue as a going concern is dependent on the success of these plans.

  Accounts receivable from related parties increased as a result of extended payment terms granted in fiscal 2001 at the request of CVC, a related party and the Company’s major customer.  Payment terms were extended to accommodate CVC’s major expansion into three additional states with 10 new retail locations.   The commitment to provide extended payment terms was made to CVC prior to Reservoir Capital Corporation’s demands for reductions in funding levels available under its line of credit with the Company as discussed above under “Results of Operations”.   As a condition of the arrangement, CVC agreed to a charge back of $244,843 from Metro for all pricing discounts allowed from December 2000 through March 2001.  In addition, CVC’s discount program was reduced effective April 2001.

The Company has implemented a plan with CVC and its related parties whereby remittances and shipments against open orders will be monitored over a 36-week period ending in April 2002.  At the end of that period CVC and its related parties have committed to significantly reduce their accounts receivable to 60 to 75 days of billing.

Of the Company’s total accounts receivable at November 24, 2001, $3,463,508 (60%) as compared to $3,545,765 (56%) at May 26, 2001 was owed by CVC and related parties.  CVC, which is wholly owned by Kenneth Guarino who is also the principal shareholder of the Company, operates 41 retail locations either directly or through management service contracts with related parties.  Because of the amount of this receivable and the concentration of business with CVC, this receivable is monitored very closely.  Amounts due from CVC are primarily maintained within the agreed upon extended terms and are deemed collectible by the Company.   Accordingly, no allowance for related party receivables and no related party bad debt expense has been recorded in the Company’s financial statements.

The Company’s primary sources of capital have historically been cash provided by operations and proceeds available from its line of credit.  During the six months ended November 24, 2001, operating activities provided cash of approximately $157,000 while financing activities provided cash of approximately $168,000.  Cash provided from financing activities consisted of proceeds from production funding totaling $430,000 which were primarily offset by payments on the line of credit and capitalized lease obligations totaling approximately $242,000.

In addition to financing activities, the primary source of cash was proceeds from the sale of investment securities.  During the first quarter of fiscal 2002, the Company sold 207,850 shares of New Frontier Common Stock for a total of $555,758. At November 24, 2001, the investment in the remaining 92,150 shares totaled $234,983.  As of the close of trading on January 11, 2002, New Frontier’s Common Stock was trading on the NASDAQ’s Small Cap Market at a price of $2.74 per share.

During the six months ended November 24, 2001, the Company invested approximately $649,099 in new films and videos.  Financing for these activities has and will continue to be generated through operating cash flows, funds received from its line of credit, as well as alternate financing sources as described below.

Capital expenditures during the first half of fiscal 2002 totaled approximately $15,000 as compared to approximately $159,000 for the same period in fiscal 2001.

On October 28, 1998, the Company entered into an unsecured note payable with an unrelated third party for $1,100,000.  The note, which bore no interest, was due in quarterly installments of $275,000 commencing December 31, 1998. In consideration of the loan and part of an investment banking consultant agreement, the Company issued the lender 150,000 restricted shares of the Company’s Common Stock.  The Company used $507,500 of the proceeds to repurchase 198,242 shares of its outstanding Common Stock from Metro Plus, a company owned by a principal stockholder.  For fiscal 1999, the Company made one payment of $275,000.  In September 1999, the Company and lender agreed to a preliminary extension of the note.  In October 1999, the Company made a $275,000 payment.  Effective August 8, 2000, the Company renegotiated the terms for the final $550,000 due on the note payable.  Under the terms of the Forbearance and Modification agreement, the note was to be paid in equal monthly installments of $50,000 each.  Payments on the note have been in default since October 2000 and the loan balance of $430,000 bears interest at the default rate of 11% per annum.  As of November 24, 2001, the balance due on the note payable, including accrued interest was $484,924.  At January 11, 2002, the note balance of $491,434 including accrued interest remained in default.

On July 21, 1999, Metro Global entered into a seven year Licensing Agreement with New Frontier Media, Inc. (“New Frontier”).  Metro Global received 500,000 restricted shares of New Frontier common stock plus warrants to purchase an additional 100,000 shares of New Frontier common stock per year for five years.  Metro Global valued the common stock and warrants at $4,787,474.  The deferred revenue is being amortized over seven years.  Metro accounts for the stock received as securities available for sale, in accordance with SFAS 115.  At November 24, 2001, Metro Global recorded a comprehensive loss of $15,665 on the remaining investment of 92,150 shares.  The stock is periodically reviewed for permanent impairment.

As part of the Licensing Agreement, in consideration of certain services, Metro Global issued New Frontier 250,000 restricted shares of its Common Stock and warrants to purchase 50,000 shares of Common Stock per year for five years.  Metro Global valued the Common Stock and warrants at $716,752.  The deferred expense is being amortized over five years.

In September 1999, the Company signed a $4,000,000 Loan and Security Agreement with Reservoir Capital Corporation which, in November 2001 was renewed until November 2002.   The Company may borrow up to 70% of accounts receivable less than ninety day old, up to a maximum of $3,000,000.  The accounts receivable borrowing base excludes foreign receivables and receivables where more than 50% of the balance is over ninety days old.  Also, the borrowing base on accounts receivable owed by CVC is limited to the lesser of 30% of total accounts receivable or $1,300,000.  Additionally, the Company can borrow 40% of inventory, up to a maximum of $700,000.  The Company must pay a service fee of .35% per month on the average daily loan balance.  The Company must pay an under utilization fee of .25% on the amount of the borrowings under $2,000,000.  The loan is secured by substantially all of the assets of the Company.  The CVC accounts receivable are guaranteed by the sole shareholder of CVC, who is also a significant shareholder of the Company.  In addition, CVC has pledged its inventory to secure the loan.

 In January 2001, certain terms of the loan agreement were revised at the demand of the lender.  These revisions included a reduction of the borrowing base on accounts receivable owed by CVC from $1,600,000 to $1,300,000 and a reduction of the maximum inventory borrowings from $1,000,000 to $700,000.  The reductions were implemented on a pro rata monthly basis from January 2001 through June 2001.  In addition, effective January 2001, the interest rate on borrowings changed from prime plus 3.5% to prime plus 5.0% per annum.  The loan agreement is currently in default as a result of the Company’s failure to comply with certain financial ratio requirements.   As of January 11, 2002 borrowings under the line of credit totaled $2,460,911.  Effective January 15, 2002, Reservoir Capital Corporation assigned all of its rights and interest in the Loan and Security Agreement with Metro Global to another lender, Mercantile Capital, LP.

During the last quarter of fiscal 2001, the Company was able to obtain an alternate financing source to supplement the funding requirements of its film production schedule.  On April 24, 2001 a limited partnership, Metro Media Investors I, LP (“Media Investors”) was formed with Metro International as its General Partner.  Media Investors was funded with $1,000,000 from its Limited Partner.  At November 24, 2001, the Company had received $930,000 in advances from Media Investors to fund the production of specific titles.  Repayment of the advances is structured to coincide with the anticipated cash flow stream from the specific titles being produced.  The Company is obligated to repay these advances over a period of twelve months beginning in January 2002.  In addition, a royalty will be paid to Media Investors for the specific titles financed at the rate of $1.00 for each DVD sold through June 2003 with monthly payments beginning January 2003 and ending February 2004.  The royalty payment is guaranteed to yield a minimum return of 15% per annum to the Limited Partner.

As discussed above, the Company is experiencing cash flow problems and factors exist that create an uncertainty regarding the Company’s ability to continue as a going concern.  The Company is exploring additional sources of short term borrowing, but has no commitments, understandings or agreements and there can be no assurance that such additional financing will be available.  If the Company lost, or sustained additional reductions to, its existing credit line financing with Reservoir Capital Corporation and was unable to replace it with suitable alternative capital sources, there would be a materially adverse effect on its contemplated production of new films and videos and, potentially, its financial condition. The Company’s Common Stock was delisted from the NASDAQ Small Cap Market on December 7, 1999.  The light and sporadic trading volume of the Company’s Common Stock on the “pink sheets” materially and adversely affects the Company’s ability to raise capital through new issuances of equity or convertible securities.

During the latter half of calendar year 2001, management determined that in view of the consistently low price and volume of trading in the Company’s Common Stock, the Company will probably not be able to raise additional funds in the public market for the foreseeable future.  Management decided that the very substantial costs of continuing as a reporting company under the Securities Exchange Act of 1934 could no longer be justified, and determined to effect a reverse split in the Common Stock that would bring the number of shareholders below the threshold for reporting under that Act.  On December 21, 2001, the Company filed an information statement with the Securities and Exchange Commission for a special meeting of stockholders to approve the reverse split.  The Company expects that the reverse split will be completed during the third quarter of fiscal 2002, and at that time the Company intends to file the necessary form to suspend its reporting obligations under the Securities Exchange Act of 1934.

Forward Looking Statements

This Form 10-Q Report contains “forward-looking statements,” including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing.  Such forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Among factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements would be the Company’s failure to obtain additional sources of financing, as discussed above; government actions or initiatives, such as attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials; nonpayment or materially late payment by the Company’s largest customer, CVC, or a material decline or interruption in sales to CVC; possible legal action on present or future overdue obligations, such as the above-described default on $430,000 in aggregate payments due in October, 2000 through June, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk from exposure to changes in interest rates based on its line of credit financing.  In the event that interest associated with this debt was to increase 100 basis points, the annual impact on future cash flows would be approximately $25,000.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT NOVEMBER 24, 2001 AND MAY 26, 2001

Assets
	November 24,	May 26,
	2001	2001
	(unaudited)
Current Assets
Cash	$ 216,471	$ -
Accounts receivable, less allowance for doubtful accounts
of $275,435 and $274,220, respectively	2,322,920	2,848,237
Accounts receivable, related party	3,463,508	3,545,765
Investment in securities	234,983	806,406
Inventory	3,860,779	3,843,660
Prepaid expenses and other current assets	224,477	330,097

Total Current Assets	10,323,138	11,374,165

Motion pictures and other films at cost, less accumulated
amortization of $14,444,738 and $13,424,575, respectively	4,428,388	4,799,452

Property and equipment at cost, less accumulated
depreciation of $3,793,809 and $3,486,359, respectively	1,380,406	1,672,426

Other assets	205,124	117,070

Total Assets	$ 16,337,056	$ 17,963,113

See Notes to Consolidated Financial Statements

F-1

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS AT NOVEMBER 24, 2001 AND MAY 26, 2001

Liabilities and Shareholders' Equity

	November 24,	May 26,
	2001	2001
	(unaudited)
Current Liabilities
Current portion of capital lease obligations	$ 169,502	$ 229,679
Short-term borrowings	3,869,816	3,583,213
Accounts payable	2,832,529	3,781,119
Accrued expenses	1,934,303	1,940,818
Income taxes payable	448,668	451,318

Total Current Liabilities	9,254,818	9,986,147

Deferred revenue	3,191,650	3,533,612
Capital lease obligations, less current portion	28,582	87,255

Total Liabilities	12,475,050	13,607,014

Commitments and contingencies

Shareholders' Equity
Preferred stock, no par value; authorized 2,000,000
shares; issued and outstanding, none
Common stock, $.0001 par value; authorized 10,000,000
shares; issued 9,578,465 shares and outstanding,
9,380,223 shares	958	883
Additional paid in capital	16,962,135	16,790,535
Accumulated deficit	(12,502,309)	(11,851,459)
Accumulated other comprehensive loss	(91,278)	(76,360)

	4,369,506	4,863,599

Less cost of treasury stock (198,242 common shares)	(507,500)	(507,500)

Total Shareholders' Equity	3,862,006	4,356,099

Total Liabilities and Shareholders' Equity	$ 16,337,056	$ 17,963,113

See Notes to Consolidated Financial Statements

F-2

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 24, 2001 AND NOVEMBER 25, 2000 (UNAUDITED)

	Three Months	Six Months	Three Months	Six Months
	Nov 24, 2001	Nov 24, 2001	Nov 25, 2000	Nov 25, 2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$ 5,650,587	$ 11,253,187	$ 6,093,289	$ 12,146,761

Cost of revenues, including amortization of
motion pictures and other films of $1,020,163
and $1,177,102 for the six months, respectively	3,556,451	7,114,608	3,839,672	7,637,763

Selling, general and administrative expenses	2,166,356	4,502,427	2,420,729	4,872,671

	(72,220)	(363,848)	(167,112)	(363,673)

Other income and (expenses)
Interest expense	(155,776)	(315,401)	(153,861)	(298,209)
Interest income	-	-	16,886	51,575
Other income	15,776	28,399	9,339	17,916
Loss on sale of securities	-	-	(532,189)	(532,189)

Net loss	$ (212,220)	$ (650,850)	$ (826,937)	$(1,124,580)

Comprehensive loss

Net loss	$ (212,220)	$ (650,850)	$ (826,937)	$(1,124,580)

Other comprehensive income (loss)	12,465	(14,918)	(61,225)	(976,179)

Net comprehensive loss	$ (199,755)	$ (665,768)	$ (888,162)	$(2,100,759)

Loss Per Share:
Basic and diluted	$ (0.02)	$ (0.07)	$ (0.10)	$ (0.13)

Weighted average number of shares:
Basic and diluted	9,198,904	8,914,564	8,630,223	8,630,223

See Notes to Consolidated Financial Statements

F-3

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED NOVEMBER 24, 2001 AND NOVEMBER 25, 2000 (UNAUDITED)

	2001	2000
Cash flows from operating activities:
Net loss	$ (650,850)	$ (1,124,580)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	307,450	346,119
Amortization of motion pictures and other films	1,020,163	1,177,102
Amortization of motion pictures and other films	1,020,163	1,177,102
Amortization of deferred rent	(7,006)	(7,005)
Amortization of unearned compensation	-	500
Amortization of deferred revenue	(341,962)	(341,963)
Amortization of deferred expense	71,675	90,195
Amortization of discount on debenture	-	13,142
Loss on sale of securities	-	532,189
Common stock issued for consulting services	100,000	-
Foreign exchange	747	29,071
(Increase) decrease in assets:
Accounts receivable	606,359	(438,695)
Inventory	(17,119)	(304,129)
Recoverable income tax	-	339,000
Prepaid expenses and other current assets	105,620	(8,643)
Other assets	(88,054)	20,866
Increase (decrease) in liabilities:	-	339,000
Accounts payable and accrued expenses	(948,099)	(147,554)
Income taxes payable	(2,650)	39,594

Total adjustments	808,339	1,355,208

Net cash provided by operating activities	$ 157,489	$ 230,628

See Notes to Consolidated Financial Statements

F-4

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) FOR THE SIX MONTHS ENDED NOVEMBER 24, 2001 AND NOVEMBER 25, 2000 (UNAUDITED)

	2001	2000

Cash flows from investing activities:
Payments from notes receivable	$ -	$ 2,465,649
Investments in motion pictures and other films	(649,099)	(1,166,425)
Purchase of property and equipment	(15,430)	(158,799)
Proceeds from sale of securities	555,758	805,811

Net cash (used in) provided by investing activities	(108,771)	1,946,236

Cash flows from financing activities:
Net payments on line of credit	(123,397)	(195,529)
Proceeds on notes payable	430,000	120,000
Payments on notes payable	(20,000)	(2,150,000)
Principal payments on capital lease obligations	(118,850)	(164,283)

Net cash provided by (used in) financing activities	167,753	(2,389,812)

Net increase (decrease) in cash	216,471	(212,948)

Cash, beginning of period	-	361,539

Cash, end of period	$ 216,471	$ 148,591

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$ 204,255	$ 283,341
Income taxes	$ 2,650	$ -

See Notes to Consolidated Financial Statements

F-5

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED NOVEMBER 24, 2001 AND NOVEMBER 25, 2000 (UNAUDITED)

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

Metro East leases its Rhode Island warehouse and office facilities from Castle Properties, LLC (“Castle”), which is principally owned by the wife of Kenneth Guarino, the Company’s principal shareholder.  In May 2001, CVC agreed to assume back rents and property taxes due to Castle for the period through May 2001.  In addition, CVC agreed to assume rents and property taxes due for the period June through September 2001.  During the six months ended November 24, 2001, $95,172 in rent and property taxes were assumed by CVC and the accounts receivable due from CVC was reduced accordingly.

See notes to consolidated financial statements.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED NOVEMBER 24, 2001 AND NOVEMBER 25, 2000 (UNAUDITED)

1.  Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Metro Global and its majority owned and controlled subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

Financial Statements

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q.  The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and changes in financial position for the interim periods.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in Metro Global’s latest annual report on Form 10-KSB.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending May 25, 2002.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates based on management’s knowledge and experience.  Due to their prospective nature, it is reasonable to expect actual results to differ from those estimates.

2.  Going Concern

The accompanying consolidated financial statements of Metro Global reflect net losses of $650,850 and $1,124,580 for the six months ended November 24, 2001 and November 25, 2000, respectively.  Metro Global is experiencing cash flow problems and is in default under a note payable and its line of credit.  Metro Global also has a significant unpaid tax liability for the year ended May 27, 2000.  Metro Global’s accounts receivable balance from a related party, Capital Video Corporation (“CVC”) was approximately $3,464,000 at November 24, 2001, of which approximately $566,000 was over 90 days.  These factors create an uncertainty about Metro Global’s ability to continue as a going concern.  Management of Metro Global has developed a business plan that includes a reduction in product costs, improved inventory control, and personnel restructuring.  In addition, management plans selected price increases and business development.  Metro Global plans to improve its cash flow through a reduction of related party accounts receivable over a 36-week period.  The ability of Metro Global to continue as a going concern is dependent on the success of these plans.  The financial statements do not include any adjustments that might be necessary if Metro Global is unable to continue as a going concern.

3.  Investment in Securities

On July 21, 1999, Metro Global entered into a seven year Licensing Agreement with New Frontier Media, Inc. (“New Frontier”).  Metro Global received 500,000 restricted shares of New Frontier Common Stock plus warrants to purchase an additional 500,000 shares of New Frontier Common Stock (100,000 shares per year for five years).  Metro Global valued the common stock and warrants at $4,787,474.  The deferred revenue is being amortized over seven years.  Metro accounts for the stock received as securities available for sale, in accordance with SFAS 115.  The stock is periodically reviewed for permanent impairment.

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE SIX MONTHS ENDED NOVEMBER 24, 2001 AND NOVEMBER 25, 2000 (UNAUDITED)

3.  Investment in Securities (continued)

As part of the Licensing Agreement, in consideration of certain services, Metro Global issued New Frontier 250,000 restricted shares of its Common Stock and warrants to purchase 250,000 shares of Common Stock (50,000 shares per  year for five years).  Metro Global valued the Common Stock and warrants at $716,752.  The deferred expense is being amortized over five years.

During fiscal 2002, Metro Global sold 207,850 of its 300,000 remaining shares of New Frontier Common Stock for a total of $555,758.  Metro Global recorded comprehensive losses of $15,665 and $1,005,250 on the investment at November 24, 2001 and November 25, 2000, respectively.

4.  Debt

On October 28, 1998, Metro Global entered into a note payable with an unrelated third party for $1,100,000.  The note, which bore no interest, was due in quarterly installments of $275,000 commencing December 31, 1998.  In consideration of the loan and part of an investment banking consultant agreement, Metro Global issued the lender 150,000 restricted shares of Metro Global’s Common Stock.  Metro Global used $507,500 of the proceeds to repurchase 198,242 shares of its outstanding Common Stock from Metro Plus, a company owned by a significant shareholder.  For the year ended May 29, 1999, Metro Global made one payment of $275,000.  In September 1999, Metro Global and the lender agreed to a preliminary extension of the note.  Metro Global made a payment of $275,000 in October 1999.  Effective August 8, 2000, Metro Global, renegotiated the terms for the final $550,000 due on the note payable.  Under the terms of the Forbearance and Modification agreement, Metro Global was to make monthly payments of $50,000.   Payments on the note have been in default since October 2000 and the loan balance of $430,000 bears interest at the default rate of 11% per annum.  As of January 11, 2002, the balance due on the note payable, including accrued interest was $491,434.

During the last quarter of fiscal 2001, Metro Global was able to obtain an alternate financing source to supplement the funding requirements of its film production schedule.  On April 24, 2001 a limited partnership, Metro Media Investors I, LP (“Media Investors”) was formed with Metro International, Metro Global’s foreign subsidiary, as its General Partner.  Media Investors was funded with $1,000,000 from its Limited Partner.  At November 24, 2001, Metro Global had received $930,000 in advances from Media Investors to fund the production of specific titles.  Repayment of the advances is structured to coincide with the cash flow stream generated from the specific titles being produced.  The advances will be repaid over a period of twelve months beginning in January 2002.  In addition, a royalty will be paid to Media Investors for the specific titles financed at the rate of $1.00 for each DVD sold through June 2003 with monthly payments beginning January 2003 and ending February 2004.  The royalty payment is guaranteed to yield a minimum of 15% per annum to the Limited Partner.

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

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE SIX MONTHS ENDED NOVEMBER 24, 2001 AND NOVEMBER 25, 2000 (UNAUDITED)

5. Short-Term Borrowings (continued)

In January 2001, certain terms of the loan agreement were revised at the demand of the lender.  These revisions included a reduction of the borrowing base on accounts receivable owed by CVC from $1,600,000 to $1,300,000 and a reduction of the maximum inventory borrowings from $1,000,000 to $700,000.  The reductions were implemented on a pro rata monthly basis from January 2001 through June 2001.  In addition, effective January 2001, the interest rate on borrowings changed from prime plus 3.5% to prime plus 5.0% per annum.  The loan agreement is currently in default as a result of the Company’s failure to comply with certain financial ratio requirements.   As of November 24, 2001 borrowings under the line of credit totaled $2,509,816.

Effective January 15, 2002, Reservoir Capital Corporation assigned all of its rights and interest in the Loan and Security Agreement with Metro Global to another lender, Mercantile Capital, LP.

       The following schedule summarizes short-term borrowings as of November 24, 2001:

Note payable (Note 4)	$ 430,000
Production advances (Note 4)	930,000
Line of credit (Note 5)	2,509,816
$ 3,869,816

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

George Kinney v. Metro Global Media, Inc., et al.

C.A. No. 99-579 (U.S.D.C.,D.R.I.)

On November 22, 1999, George Kinney, on behalf of himself and all other similarly situated, commenced a putative class action in the United States District Court for the District of Rhode Island against Metro Global and certain of its present or former officers and directors.  Plaintiff seeks to represent a class of all persons who acquired securities of Metro Global between September 13, 1996 and September 13, 1999.  The Complaint alleges violations of section 10(b) of the Securities Exchange Act of 1934.  Plaintiff alleges that the defendants made a series of false and misleading statements concerning Metro Global’s reported financial results during the class period that violated generally accepted accounting principles and ultimately caused Metro Global to restate certain financial statements.  On March 15, 2000, Metro Global and certain defendants filed a motion to dismiss the complaint.  The plaintiffs filed an amended complaint dated May 15, 2000 and Metro Global moved to dismiss the amended complaint on July 5, 2000.  Plaintiffs filed an opposition to Metro Global’s motion to dismiss on August 15, 2000.  Metro Global replied to the plaintiffs’ opposition on September 1, 2000.  By order dated January 16, 2001, the Court denied Metro Global’s motion to dismiss the amended complaint.  On April 5, 2001, Metro Global retained new legal counsel for representation in the action.  Metro Global filed an answer to the complaint on May 4, 2001.  At a Court conference on November 13, 2001, it was agreed that the discovery process begin to determine whether the plaintiff is a proper class representative.  Metro Global believes it has meritorious defenses that will enable it to secure a cost effective settlement before trial or, in the event of trial, that it will prevail.

New England Phoenix Co., Inc. vs. Metro Global Media Inc., and United Stock Transfer, Inc.

C. A. 01CV11544GAO  (U.S. D. C..,  D MA)

On September 7, 2001, a Complaint was filed against Metro Global and its stock transfer agent in the United States District Court for the District of Massachusetts.  The Complaint alleged that Metro Global improperly canceled certain shares of stock standing in the name of the plaintiff’s predecessor in interest and that Metro Global engaged in other tortious behavior.  The Complaint was settled on January 3, 2002 and included a $6,000 payment from Metro Global.

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

METRO GLOBAL MEDIA, INC.

January 22, 2002

By:  /s/  Gregory N. Alves_

        Gregory N. Alves

         President and Director

By: _/s/  Louis T. Turcotte

         Louis T. Turcotte

         Chief Financial Officer, Treasurer (principal

         financial and accounting Officer), Secretary

         and Director