Form 10-Q/A
period 2001-11-24
METRO GLOBAL MEDIA INC
filed 2002-03-12
CIK 838803

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

[X]

QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 24, 2001

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to

Commission file number 0-21634

Metro Global Media, Inc.

(Exact name of registrant specified in its charter)

Delaware	65-0025871
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

During the first half of fiscal 2002, the Company has realized significant reductions in selling, general and administrative expenses (for further discussion, see “Results of Operations” above).  In addition, the Company has been able to maintain gross margin percentages while experiencing a reduction in revenues by (1) implementing a program of selective price increases; (2) negotiating better pricing and terms with existing suppliers and (3) changing its sources for products and services as necessary.  It is anticipated that the changes already implemented and the ongoing efforts to implement operational measures that reduce costs and increase efficiency will yield improved gross margin percentages during the second half of fiscal 2002.

The Company has also concentrated its efforts in seeking out and developing new business opportunities in both domestic and foreign markets.  As a result of these efforts, the Company has negotiations in process for several proposals ranging from multi-year output contracts for film and cable rights to strategic alliances with foreign partners for the exchange and distribution of videos and DVDs.

Based on the results achieved to date with its cost reduction and expense control programs and the opportunities it has been able to create for the development of new business, management believes that cash flows will be sufficient to support the operations of the Company provided it does not lose, or sustain additional reductions to its existing credit line financing (see below).

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

When the plan to reduce related party accounts receivable was initiated at the beginning of August 2001, the accounts receivable balance from CVC was approximately $4,414,000 with approximately $1,183,000 over 90 days.  In October 2001, the outstanding balance had been reduced to approximately $2,990,000.  During the period from mid-November through January 2002, shipments of merchandise to CVC increased in anticipation of consumer demand during Christmas and Valentine’s Day.  As a result, CVC’s accounts receivable balance averaged approximately $3,500,000 during that period.  At January 29, 2002, CVC’s accounts receivable balance was approximately $3,538,000 with approximately $367,000 over 90 days.

With the passing of CVC’s peak retail season and merchandise shipments returning to off-peak levels, it is anticipated that the reduction of CVC’s accounts receivable balance will resume.  Management believes the accounts receivable reduction program has been successful and will continue its efforts to reduce CVC’s accounts receivable balance to 60 to 75 days of billing.

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

During the last quarter of fiscal 2001, the Company was able to obtain an alternate financing source to supplement the funding requirements of its film production schedule.  On April 24, 2001 a limited partnership, Metro Media Investors I, LP (“Media Investors”) was formed with Metro International as its General Partner to provide expertise in the coordination and administration of the limited partnership’s film production and product distribution efforts.  Media Investors was funded with $1,000,000 from ~~^~~an unrelated limited partner.  At November 24, 2001, the Company had received $930,000 in advances from Media Investors to fund the production of specific titles.  Repayment of the advances is structured to coincide with the anticipated cash flow stream from the specific titles being produced.  The Company is obligated to repay these advances over a period of twelve months beginning in January 2002.  In addition, a royalty will be paid to Media Investors for the specific titles financed at the rate of $1.00 for each DVD sold through June 2003 with monthly payments beginning January 2003 and ending February 2004.  The royalty payment is guaranteed to yield a minimum return of 15% per annum to the Limited Partner.

As discussed above, the Company is experiencing cash flow problems and factors exist that create an uncertainty regarding the Company’s ability to continue as a going concern.  The Company is exploring additional sources of short term borrowing, but has no commitments, understandings or agreements and there can be no assurance that such additional financing will be available. The opportunities for financing in addition to that currently provided by Reservoir Capital Corporation are limited because substantially all of the Company’s assets are pledged as collateral under the current Loan and Security Agreement with Reservoir Capital Corporation.   If the Company lost, or sustained additional reductions to, its existing credit line financing with Reservoir Capital Corporation and was unable to replace it with suitable alternative capital sources, there would be a materially adverse effect on its contemplated production of new films and videos and, potentially, its financial condition. The Company’s Common Stock was delisted from the NASDAQ Small Cap Market on December 7, 1999.  The light and sporadic trading volume of the Company’s Common Stock on the “pink sheets” materially and adversely affects the Company’s ability to raise capital through new issuances of equity or convertible securities.

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

	2001	2000
Cash flows from operating activities:
Net loss	$ (650,850)	$ (1,124,580)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	307,450	346,119
Amortization of motion pictures and other films	1,020,163	1,177,102
Amortization of motion pictures and other films	1,020,163	1,177,102
Amortization of deferred rent	(7,006)	(7,005)
Amortization of unearned compensation	-	500
Amortization of deferred revenue	(341,962)	(341,963)
Amortization of deferred expense	71,675	90,195
Amortization of discount on debenture	-	13,142
Loss on sale of securities	-	532,189
Foreign exchange	747	29,071
(Increase) decrease in assets:
Accounts receivable	606,359	(438,695)
Inventory	(17,119)	(304,129)
Recoverable income tax	-	339,000
Prepaid expenses and other current assets	105,620	(8,643)
Other assets	(88,054)	20,866
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(848,099)	(147,554)
Income taxes payable	(2,650)	39,594

Total adjustments	808,339	1,355,208

Net cash provided by operating activities	$ 157,489	$ 230,628

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

When the plan to reduce related party accounts receivable was initiated at the beginning of August 2001, the accounts receivable balance from CVC was approximately $4,414,000 with approximately

METRO GLOBAL MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE SIX MONTHS ENDED NOVEMBER 24, 2001 AND NOVEMBER 25, 2000 (UNAUDITED)

2.  Going Concern (Continued)

$1,183,000 over 90 days.  In October 2001, the outstanding balance had been reduced to approximately $2,990,000.

During the period from mid-November through January 2002, shipments of merchandise to CVC increased in anticipation of consumer demand during Christmas and Valentine’s Day.  As a result, CVC’s accounts receivable balance averaged approximately $3,500,000 during that period.  At January 29, 2002, CVC’s accounts receivable balance was approximately $3,538,000 with approximately $367,000 over 90 days.

With the passing of CVC’s peak retail season and merchandise shipments returning to off-peak levels, it is anticipated that the reduction of CVC’s accounts receivable balance will resume.  Management believes the accounts receivable reduction program has been successful and will continue its efforts to reduce CVC’s accounts receivable balance to 60 to 75 days of billing.

During the first half of fiscal 2002, the Company has realized significant reductions in selling, general and administrative expenses (for further discussion, see “Results of Operations” above).  In addition, the Company has been able to maintain gross margin percentages while experiencing a reduction in revenues by (1) implementing a program of selective price increases; (2) negotiating better pricing and terms with existing suppliers and (3) changing its sources for products and services as necessary.  It is anticipated that the changes already implemented and the ongoing efforts to implement operational measures that reduce costs and increase efficiency will yield improved gross margin percentages during the second half of fiscal 2002.

The Company has also concentrated its efforts in seeking out and developing new business opportunities in both domestic and foreign markets.  As a result of these efforts, the Company has negotiations in process for several proposals ranging from multi-year output contracts for film and cable rights to strategic alliances with foreign partners for the exchange and distribution of videos and DVDs.

Based on the results achieved to date with its cost reduction and expense control programs and the opportunities it has been able to create for the development of new business, management believes that cash flows will be sufficient to support the operations of the Company provided it does not lose, or sustain additional reductions to its existing credit line financing.

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

During the last quarter of fiscal 2001, Metro Global was able to obtain an alternate financing source to supplement the funding requirements of its film production schedule.  On April 24, 2001 a limited partnership, Metro Media Investors I, LP (“Media Investors”) was formed with Metro International, Metro Global’s foreign subsidiary, as its General Partner to provide expertise in the coordination and administration of the limited partnership’s film production and product distribution efforts.  Media Investors was funded with $1,000,000 from ~~^~~an unrelated limited partner.   At November 24, 2001, Metro Global had received $930,000 in advances from Media Investors to fund the production of specific titles.  Repayment of the advances is structured to coincide with the cash flow stream generated from the specific titles being produced.  The advances will be repaid over a period of twelve months beginning in January 2002.  In addition, a royalty will be paid to Media Investors for the specific titles financed at the rate of $1.00 for each DVD sold through June 2003 with monthly payments beginning January 2003 and ending February 2004.  The royalty payment is guaranteed to yield a minimum of 15% per annum to the Limited Partner.

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

6. Related Party Accounts Receivable

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A  VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

In the course of preparing the information statement referred to in Item 2 above, we discovered that there was a typographical error in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 26, 2001. Footnote 4 to the table of beneficial ownership included under Item 11 of that report incorrectly indicated that Briana Investment Group, L.P. owned 1,345,318 shares of the Company's common stock. The correct number is the 1,745,318 shares shown in the table itself.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

       None

(b)

Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METRO GLOBAL MEDIA, INC.

February 22, 2002

By:  /s/  Gregory N. Alves_

        Gregory N. Alves

         President and Director

By: _/s/  Louis T. Turcotte

         Louis T. Turcotte

         Chief Financial Officer, Treasurer (principal

         financial and accounting Officer), Secretary

         and Director